Form 10-Q
period 2017-06-30
ATI Nationwide Holding Corp.
filed 2017-08-03
CIK 1591387

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
Commission file number: 000-55699

ATI NATIONWIDE HOLDING CORP.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Florida
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

000-55801
(COMMISSION FILE NO.)

81-3131497
(IRS EMPLOYEE IDENTIFICATION NO.)

4700 Homewood Court, Suite 100, Raleigh North Carolina 27609
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

919-436-1888
(ISSUER TELEPHONE NUMBER)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of the latest practicable date, the Company has 218,175,986 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATI NATIONWIDE HOLDING CORP.
F/K/A EXA, INC.
BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$197	$1,010
Total Current Assets	197	1,010

Total Assets	$197	$1,010

Liabilities and Stockholders' Equity

Current Liabilities
Due to related party	$83,710	$44,839
Total Current Liabilities	83,710	44,839

Total Liabilities	83,710	44,839

Commitments and Contingencies

Stockholders' Equity

Common stock, par value $0.001; 500,000,000 shares authorized; 218,175,486 and 199, 175,486 shares issued and outstanding	99,175	99,175
Common stock reserved	147	147
Additional paid in capital	432,253	432,253
Accumulated deficit	-615,089	-575,404
Total stockholders' equity	-83,514	-43,829
Total liabilities and stockholders' equity	$197	$1,010

See Notes to Financial Statements

ATI NATIONWIDE HOLDING CORP.
F/K/A EXA, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Revenue	$ -	$ 1,235	$ -	$ 2,607

Operating Expenses
General and Administrative	7,545	7,899	15,045	9,002
Professional Fees	15,440	500	24,640	1,000
Total Operating Expenses	22,985	8,399	39,685	10,002

Net Loss from Operation	(22,985)	(7,164.00)	(39,685)	(7,395)

Other Expenses	-	2,296	-	3,208

Net Income (Loss) from Operation before Taxes	(22,985)	(9,460.00)	(39,685)	(10,603)

Provision for Income Taxes	-	-	-	-

Net Loss	$ (22,985)	$ (9,460)	$ (39,685)	$ (10,603)

Net Loss per Common Share-Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	218,175,486	69,175,486	217,125,762	69,175,486

See Notes to Financial Statements

ATI NATIONWIDE HOLDING CORP.
F/K/A EXA, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30
	2017	2016
Operating Activities
Net loss of the period	$ (39,685)	$ (10,603)
Change in assets and liabilities
Accounts receivable	-	-
Accounts payable and accrued liabilities	-	6,125
Interest payable	-	1,854
Net cash used in operating activities	(39,685)	(2,624)

Financing Activities
Advances from related party	38,871	1,000
Net cash provided by financing activities	38,871	1,000

Net increase (decrease) in cash and equivalents	(813)	(1,624)

Cash and equivalents at beginning of the period	1,010	4,025
Cash and equivalents at end of the period	$ 197	$ 2,401

Supplemental cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See Notes to Financial Statements

Notes to Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ATI Nationwide Holding Corp., defined above and herein as the “Company” or the “Issuer,” formerly EXA, Inc., was incorporated under the laws of the State of Florida on September 24, 2001. The Company is a holding company whose purpose is to develop into full-fledged national savings and loan operating in Ghana and elsewhere internationally. As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all of our objective or that we will be able to meet our financing needs to accomplish our objectives.

On October 3, 2016, pursuant to its obligations under the Joint Venture Agreement, AmericaTowne purchased 30,000,000 shares of the Company’s common stock from Joseph Passalaqua for $100,000, and 35,000,000 shares of the Company’s common stock from Carson Holdings, LLC, a Nevada limited liability company and related party to Joseph Passalaqua (“Carson Holdings”) for $75,000. AmericaTowne used operating capital for the purchase. Joseph Passalaqua resigned as Chief Executive Officer and the Company’s sole director. Mr. Perkins was appointed as the Company’s sole director and officer on October 14, 2016. On the same day, the Company formally changed its name from EXA, Inc., to ATI Nationwide Holding Corp. The Company also increased its authorized common stock from 100,000,000 shares to 500,000,000 shares.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 2016.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Financial Instruments

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses, interest payable and short-term notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts' receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

Our bad debt policy is determined by the Company's periodic review of each account receivable for reasonable assurance of collection.

Factors considered are the exporter's financial condition, past payment history if any, any conversations with the exporter about the exporter's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable are reasonable as of June 30, 2017, based upon our limited history, our allowance for bad debt is just above bad debt we anticipate will be written off for the year.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Earnings per Share

In February 1997, the FASB issued ASC 260, “Earnings per Share,” which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective (inception).

Basic earnings or net loss per share amounts are computed by dividing the net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Revenue Recognition

The Company's revenue recognition policies comply with FASB ASC Topic 605. The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. The Company has incurred losses since inception resulting in an accumulated deficit of $615,089 as of June 30, 2017 that includes loss of $39,685 for the six months ended June 30, 2017. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient revenue producing contracts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. RELATED PARTIES TRANSACTIONS

At December 31, 2016 and 2015, the Company has an outstanding payable of $0 and $11,000 to Lyboltd-Daly, Inc. (the company controlled by Joseph Passalaqua, the Company’s former president). The payables are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand.

From 2011 to 2013, the Company entered into fourteen (14) Promissory Notes with Cobalt Blue, LLC (a company controlled by Joseph Passalaqua, the Company’s former president). On December 22, 2012, the Company entered into a Promissory Note with Joseph Passalaqua, personally. The above note payables are due on demand and carry 8% annual interest rate. On September 21, 2016, the principal and interest payable were converted to 30,000,000 shares of common stock. The related interest expenses are $0 and $1,824 for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017 and December 31, 2016, the Company has an outstanding payable of $83,710 and $44,839 to Yilaime Corporation (a company controlled by Alton Perkins, the Company’s director). The payables are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand

The Company paid $15,000 rent expenses to Yilaime Corporation for the six months ended June 30, 2017.

NOTE 5. COMMON STOCK

The Company has 500,000,000, $0.001 par value shares of common stock authorized.

On December 30, 2016, the Company issued 80,000,000 shares to Nationwide Microfinance Limited (“Nationwide”) and 20,000,000 share to AmericaTowne Inc. in accordance with Joint Venture and Operational Agreement for exchange of Nationwide’s shares. On January 10, 2017, 19,000,000 shares were also issued for this Agreement. Since Nationwide’s shares were not issued on June 30, 2017, the transaction has not been completed and no related accounting entry was booked.

There were 146,583 shares in reserve account as of June 30, 2017 and December 31, 2016.

NOTE 6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at June 30, 2017 and December 31, 2016 as follows:

	June 30, 2017		December 31, 2016

Deferred tax assets:
Net operating losses	$5,678		$19,057

Total deferred tax assets	13,493		19,057
Less: valuation allowance	(13,493)		(19,057)
Deferred tax assets, net	$-		$-
Reconciliation of Effective Income Tax Rate
	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016

Statutory U.S. tax rate	34.00%		34.00%
Less: valuation allowance	(34.00%	)	(34.00%	)
Effective income tax rate	0%		0%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Quarterly Report on Form 10-Q contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements. In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

General Description of Business

The Company was organized consistent with the Joint Venture Agreement and First Amendment between our majority and controlling shareholder – AmericaTowne, Inc., a Delaware corporation (“AmericaTowne”), a reporting company with the United States Securities and Exchange Commission (the “Commission”), and Nationwide Microfinance Limited, a Ghanaian corporation (“Nationwide”). The Joint Venture Agreement was disclosed on AmericaTowne’s Form 8-K dated July 14, 2016 and was subsequently amended on December 19, 2016 (the “First Amendment”).

The Company is a holding company whose purpose is to develop into full-fledged national savings and loan operating in Ghana and elsewhere internationally. The Company is exploring other business opportunities, such as microfinancing, in countries around the world. There are no definitive plans to expand the Company’s objectives, however management will continue to analyze the market to determine how the Company can achieve success in this competitive industry. As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all of our objective or that we will be able to meet our financing needs to accomplish our objectives.

Our principal business objective for the next twelve (12) months and beyond such time will be to achieve long-term growth potential through the further development of those objectives set forth above, or through a combination with a business rather than relying on short-term earnings. The Company will not restrict potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of furthering our business objectives, and/or in investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid without recompense from additional money contributed by AmericaTowne and/or Nationwide, or their respective affiliates, subsidiaries or control persons, or possibly another source. These financial contributions for operations might take the form of a loan, which will result in additional debt incurred by the Company.

Over the following twelve (12) months of operations, we anticipate incurring costs related to the filing of Exchange Act reports and in furthering our business objectives. We anticipate that these costs may be in the range of $10,000 to $20,000, and that we will be able to meet these costs as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations for the Six Months Ended June 30, 2017 and 2017

Our operating results for the three months ended June 30, 2017 and 2016 are summarized as follows:

	Six Months Ended
	June 30, 2017	June 30, 2016
Revenue	$-	$2,607
Cost of Revenues	$-	$-
Operating Expense	$39,685	$10,002

Net Income (Loss)	$(39,685)	$(10,603)

Revenues

During the second quarter of 2017, the Company generated revenue of $0 in revenue compared to $2,607 in 2016. We can make no assurances that we will find commercial success in any of our revenue generating contracts or endeavors. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the third quarter of 2016.

Operating Expenses

Our expenses for the six months ended June 30, 2017 and 2016 are outlined in the table below:

	Six Months Ended
	June 30, 2017	June 30, 2016
General and Administrative	$15,045	$9,002
Professional Fees	$24,640	$1,000

Total Operating Expenses	$39,685	$10,002

Our operating expenses are largely attributable to administrative and professional expenses related to our reporting requirements as a public company and implementation of our business plan. This includes the retention of attorneys, accountants, and auditors associated with our reporting obligations under the Securities Exchange Act.

Net Income

As a result of our operations, the Company reported net loss of $39,685 for the second quarter of 2017.

Liquidity and Capital Resources

Working Capital

	June 30, 2017	December 31, 2016
Current Assets	$197	$1,010
Current Liabilities	$83,710	$44,839

Working Capital (Deficit)	$83,513	$43,829

Cash Flow

	Six Months Ended
	June 30, 2017	June 30, 2016
Net Cash Used In Operating Activities	$39,685	$2,624
Net Cash Provided by Financing Activities	$38,871	$1,000

Increase (Decrease) in Cash	$(813)	$(1,624)

Cash Used in Operating Activities

Increase in net loss were is main contributing factor for the increase in the cash used in operating activities for the six months ended June 30, 2017.

Cash Provided by Financing Activities

We received $38,871 and $1,000 from advances from related parties to cover operational costs in the six months ended June 30, 2017 and 2016, respectively.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.

We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition

The Company recognizes revenue at the date of delivery to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company's Revenue Recognition policy is provided in detail at Note 2 of the Financial Statements.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company's consolidated financial statements.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, defined in 17 CFR § 229.10(f)(1), we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

As described in Basis of Presentation in this Second Quarter Report for fiscal year 2016, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of June 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm’s disclosure controls and procedures were not effective as of June 20, 2017.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2017, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/Alton Perkins
ATI NATIONWIDE HOLDING CORP.
By: Alton Perkins
Its: Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
Date: August 3, 2017

-21-