Form 10-Q
period 2017-09-30
ATI Nationwide Holding Corp.
filed 2017-10-12
CIK 1591387

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of the latest practicable date, the Company has 223,364,475 shares of its common stock issued and outstanding.

FINANCIAL STATEMENTS

ATI NATIONWIDE HOLDING CORP.
F/K/A EXA, INC.
BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$197	$1,010
Total Current Assets	197	1,010

Total Assets	$197	$1,010

Liabilities and Stockholders' Equity

Current Liabilities
Due to related party	$2,106	$44,839
Total Current Liabilities	2,106	44,839

Total Liabilities	2,106	44,839

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $0.001; 500,000,000 shares authorized;
223,364,475 and 199, 175,486 shares issued and outstanding	99,694	99,175
Common stock reserved	147	147
Additional paid in capital	535,514	432,253
Accumulated deficit	(637,264)	(575,404)
Total stockholders' equity	(1,909)	(43,829)
Total liabilities and stockholders' equity	$197	$1,010

See Notes to Financial Statements

ATI NATIONWIDE HOLDING CORP.
F/K/A EXA, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016

Revenue	$-	$900	$-	$3,507

Operating Expenses
General and Administrative	7,712	1,465	22,757	10,467
Professional Fees	14,463	500	39,103	1,500
Total Operating Expenses	22,175	1,965	61,860	11,967

Net Loss from Operation	(22,175)	(1,065.00)	(61,860)	(8,460)

Other Expenses	-	832	-	4,040

Net Income (Loss) from Operation before Taxes	(22,175)	(1,897.00)	(61,860)	(12,500)

Provision for Income Taxes	-	-	-	-

Net Loss	$(22,175)	$(1,897)	$(61,860)	$(12,500)

Net Loss per Common Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	218,231,888	69,175,486	217,498,523	69,175,486

See Notes to Financial Statements

ATI NATIONWIDE HOLDING CORP.
F/K/A EXA, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30
	2017	2016
Operating Activities
Net loss of the period	$(61,860)	$(12,500)
Change in assets and liabilities
Accounts receivable	-	(120)
Accounts payable and accrued liabilities	-	7,025
Interest payable	-	2,686
Net cash used in operating activities	(61,860)	(2,909)

Financing Activities
Advances from related party	61,046	1,500
Net cash provided by financing activities	61,046	1,500

Net increase (decrease) in cash and equivalents	(813)	(1,409)

Cash and equivalents at beginning of the period	1,010	4,025
Cash and equivalents at end of the period	$197	$2,616

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP”).

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

Factors considered are the exporter's financial condition, past payment history if any, any conversations with the exporter about the exporter's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable are reasonable as of September 30, 2017, based upon our limited history, our allowance for bad debt is just above bad debt we anticipate will be written off for the year.

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

Earnings per Share

In February 1997, the FASB issued ASC 260, "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective (inception).

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

The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. The Company has incurred losses since inception resulting in an accumulated deficit of $637,264 as of September 30, 2017 that includes loss of $61,860 for the nine months ended September 30, 2017. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient revenue producing contracts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. RELATED PARTIES TRANSACTIONS

At December 31, 2016 and 2015, the Company has an outstanding payable of $0 and $11,000 to Lyboltd-Daly, Inc. (the company controlled by Joseph Passalaqua, the Company’s former president). The payables are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand.

From 2011 to 2013, the Company entered into 14 Promissory Notes with Cobalt Blue, LLC. (the company controlled by Joseph Passalaqua, the Company’s former president). On December 22, 2012, the entered into a Promissory Note with Joseph Passalaqua (the Company’s former president). The above notes payables are due on demand and carry 8% annual interest rate. On September 21, 2016, the principal and interest payable were converted to 30,000,000 shares of common stock. The related interest expenses are $0 and $2,656 for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017 and December 31, 2016, the Company has an outstanding payable of $2,106 and $44,839 to Yilaime Corporation (the company controlled by Alton Perkins, the Company’s director). The payables are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand

The Company paid $22,500 rent expenses to Yilaime Corporation for the nine months ended September 30, 2017.

NOTE 5. COMMON STOCK

The Company has 500,000,000, $0.001 par value shares of common stock authorized.

On December 30, 2016, the Company issued 80,000,000 shares to Nationwide Microfinance Limited (“Nationwide”) and 20,000,000 share to AmericaTowne Inc. in accordance with Joint Venture and Operational Agreement for exchange of Nationwide’s shares. On January 10, 2017, 19,000,000 shares were also issued for this Agreement. Since Nationwide’s shares were not issued on September 30, 2017, the transaction has not been completed and no related accounting entry was booked.

On September 29, 2017, 5,188,989 shares were issued to Yilaime Corporation to retire $103,780 payable.

There were 146,583 shares in reserve account as of September 30, 2017 and December 31, 2016.

NOTE 5. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at September 30, 2017 and December 31, 2016 as follows:

	September 30, 2017		December 31, 2016

Deferred tax assets:
Net operating losses	$21,032		$19,057

Total deferred tax assets	21,032		19,057
Less: valuation allowance	(21,032)		(19,057)
Deferred tax assets, net	$-		$-
Reconciliation of Effective Income Tax Rate
	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016

Statutory U.S. tax rate	34.00%		34.00%
Less: valuation allowance	(34.00%	)	(34.00%	)
Effective income tax rate	0%		0%

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

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Results of Operations for the Nine Months Ended September 30, 2017 and 2017

Our operating results for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	Nine Months Ended
	Sept 30, 2017	Sept 30, 2016
Revenue	$-	$3,507
Cost of Revenues	$-	$-
Operating Expense	$61,860	$11,967

Net Income (Loss)	$(61,860)	$(12,500)

Revenues

During the nine months ended, September 30, 2017, the Company generated revenue of $0 in revenue compared to $3,507 in 2016. We can make no assurances that we will find commercial success in any of our revenue generating contracts or endeavors. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the fourth quarter of 2017.

Operating Expenses

Our expenses for the nine months ended September 30, 2017 and 2016 are outlined in the table below:

	Nine Months Ended
	Sept 30, 2017	Sept 30, 2016
General and Administrative	$22,757	$10,467
Professional Fees	$39,103	$1,500

Total Operating Expenses	$61,860	$12,500

Our operating expenses are largely attributable to administrative and professional expenses related to our reporting requirements as a public company and implementation of our business plan. This includes the retention of attorneys, accountants, and auditors associated with our reporting obligations under the Securities Exchange Act.

Net Income

As a result of our operations, the Company reported net loss of $61,860 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Working Capital

	September 30, 2017	December 31, 2016
Current Assets	$197	$1,010
Current Liabilities	$2,106	$44,839

Working Capital (Deficit)	$(1,909)	$(43,829)

Cash Flow

	Nine Months Ended
	September 30, 2017	September 30, 2016
Net Cash Used In Operating Activities	$61,860	$2,909
Net Cash Provided by Financing Activities	$61,046	$1,500

Increase (Decrease) in Cash	$(813)	$(1,409)

Cash Used in Operating Activities

Increase in net loss was the main contributing factor for the increase in the cash used in operating activities for the nine months ended September 30, 2017.

Cash Provided by Financing Activities

We received $61,046 and $1,500 from advances from related parties to cover operational costs in the nine months ended September 30, 2017 and 2016, respectively.

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

As described in Basis of Presentation in this Third Quarter Report for fiscal year 2017, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of September 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm’s disclosure controls and procedures were not effective as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2017, 5,188,989 shares were issued to Yilaime Corporation to retire $103,780 payable.

There were 146,583 shares in reserve account as of September 30, 2017 and December 31, 2016.

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
Date: October 12, 2017

-18-