Form 10-K
period 2017-12-31
ATI Nationwide Holding Corp.
filed 2018-04-16
CIK 1591387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to __________

ATI NATIONWIDE HOLDING CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

FLORIDA	000-55801	65-1146582

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

4700 Homewood Court, Suite 100, Raleigh, North Carolina, 27609 USA

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(888) 406-2713

(ISSUER TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.0001 on December 31, 2017.

As of the most recent practicable date, there were 223,364,475 shares of common stock, par value $.0001, outstanding.

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the ATI Nationwide Holding Corp. (“ATI Nationwide,” “we,” “us,” or the “Company”). Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1.   Business

General Corporate History

ATI Nationwide Holding Corp., defined herein as the “Company,” the “Issuer” or “we,” is a holding company whose purpose is to develop into financial business opportunities in the form of microfinancing ventures or full-fledged national savings and loan operations in Ghana and elsewhere internationally.

From a historical perspective, the Company was originally incorporated in the State of Florida on September 24, 2001. Initially founded as a corporation to conduct “any and all lawful business,” its original articles of incorporation granted authority to issue 20,000,000 shares of $0.001 par value capital common stock and 2,000,000 shares of 0.001 par value “preferred” stock. The Company did not issue any shares of stock immediately after its inception. Steven L. Priskie was appointed as the Company’s first director. James C. Vernon was then appointed as a second director in 2004.

In 2008, the Company increased its common stock from 20,000,000 shares to 100,000,000 shares. Thereafter the Company did not file its annual reports for three years. The Company was reinstated in 2011 as a result of a merger. Joseph Passalaqua was appointed as the Company’s Chief Executive Officer. James C. Vernon and Steven L. Priskie were removed as directors, and thereafter Mr. Passalaqua served as the sole director and officer. As a result of the merger, Mr. Passalaqua owned 30,000,000 shares of the Company’s common stock.

On February 5, 2014, the Company’s Board of Directors proposed a reverse stock split of all issued and outstanding shares of the Company’s common stock and preferred stock at an exchange ratio of 1 share to 320 shares. While the Company’s majority stockholders approved the reverse split on February 4, 2014, the reverse split was not approved by FINRA, and ultimately the Company cancelled and rescinded the reverse stock split on May 22, 2015.

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

Our recent focus, as set forth below, has been in structuring the Company consistent with a July 5, 2016 Master Joint Venture and Operational Agreement (the “Joint Venture Agreement”) between our majority and controlling shareholder – AmericaTowne, Inc., a Delaware corporation (“AmericaTowne”), and a reporting company with the United States Securities and Exchange Commission (the “Commission”), and Nationwide Microfinance Limited, a Ghanaian corporation (“Nationwide”). The Joint Venture Agreement was disclosed on AmericaTowne’s Form 8-K dated July 14, 2016, and has been attached hereto as an exhibit. The Joint Venture Agreement was subsequently amended on December 19, 2016 (the “First Amendment”). The First Amendment was disclosed on AmericaTowne’s Form 8-K on December 23, 2016, and is also attached hereto as an exhibit. The summation of the Joint Venture Agreement and First Amendment follow, but the reader is encouraged to review the exhibits for more specific detail.

On October 3, 2016, pursuant to its obligations under the Joint Venture Agreement, AmericaTowne purchased 30,000,000 shares of the Company’s common stock from Mr. Passalaqua for $100,000, and 35,000,000 shares of the Company’s common stock from Carson Holdings, LLC, a Nevada limited liability company and related party to Mr. Passalaqua (“Carson Holdings”) for $75,000. AmericaTowne used operating capital for the purchase. Mr. Passalaqua resigned as Chief Executive Officer and the Company’s sole director. Mr. Perkins was appointed as the Company’s sole director and officer on October 14, 2016. On the same day, the Company formally changed its name from EXA, Inc., to ATI Nationwide Holding Corp. The Company also increased its authorized common stock from 100,000,000 shares to 500,000,000 shares. The Company’s fiscal year is December 31st.

Under the First Amendment, Mr. Perkins agreed to vote his controlling interest in AmericaTowne, and exercised his powers as our sole director and officer in issuing 80,000,000 shares of our common stock to Nationwide on December 30, 2016, which constitutes 35.8% of our issued and outstanding shares. In addition, on December 19, 2016, the Company had issued 20,000,000 shares of restricted common stock to AmericaTowne in furtherance of the Joint Venture Agreement. The issuance to Nationwide was conditioned upon Nationwide authorizing Mr. Edu-Quayson’s transfer of 1,020,000 shares of his common stock in Nationwide to the Company, which was referred to in the First Amendment as the “New Issuance”. The New Issuance and the issuance to AmericaTowne was ratified by the Board of Directors on February 9, 2017.

The New Issuance occurred on December 30, 2016 resulting in the Company holding title to 1,020,000 shares of common stock in Nationwide subject to those limitations or restrictions set forth below, which, when factoring in the original issuance to the Company by Nationwide of 500,000 shares to AmericaTowne, constitutes 76% of Nationwide’s issued and outstanding stock owned by AmericaTowne and the Company, and their beneficial owner, Mr. Perkins, with the balance owned by Mr. Edu-Quayson. In summation, of the 2,000,000 shares issued and outstanding in Nationwide, (a) the Company holds title to 1,020,000 shares subject to the restrictions set forth below, (b) AmericaTowne holds title to 500,000 shares, and (c) Mr. Edu-Quayson holds title to 480,000 shares.

The New Issuance is restricted or subject to certain conditions. For example, the Company has assigned its voting proxy on the New Issuance to Nationwide until the Company meets the projected financing benchmarks in Section 4 of the Joint Venture Agreement, or more specifically, a minimum of $8,500,000 and a maximum of $32,500,000. This proxy does not apply to any voting matter associated with the Company, just those voting matters associated with Nationwide. Upon meeting the funding benchmarks, or upon mutual agreement of the parties, the proxy shall terminate effective immediately resulting in the Company retaining all voting rights associated with the New Issuance. The voting proxy shall terminate immediately upon the Company’s equity interest in Nationwide being diluted below 51% of issued and outstanding shares in Nationwide, or in the event of the sale of all or substantially all of Nationwide’s assets to an unrelated third-party, i.e. the only limitation and restriction on the New Issuance is voting rights. The Company is precluded from collateralizing or encumbering the shares associated with the New Issuance, or in taking any action that might result in the assignment of third-party rights in the shares.

On December 19, 2016, in furtherance of the parties’ respective obligations under the Joint Venture Agreement, the Company issued 20,000,000 shares of restricted common stock to AmericaTowne, and on December 30, 2016, the Company entered into Employment Agreements with Mr. Perkins and Mr. Edu-Quayson resulting in the issuance of (a) 10,000,000 shares of common stock to Mr. Perkins’ assignee – the Alton & Xiang Mei Lin Perkins Family Trust (the “Perkins Trust”), and (b) 9,000,000 shares of common stock to Mr. Edu-Quayson.

As a result of these issuances, Mr. Perkins, as the Chairman of the Board, Chairman of the Operations and Ethics Subcommittee, and as Chief Executive Officer and President, and beneficial owner of AmericaTowne and control person of the Perkins Trust is the beneficial owner of 95,000,000 shares of the Company’s common stock, or 43.5% of the issued and outstanding shares of common stock in the Company. Mr. Edu-Quayson, as the Chairman of the Ghana Committee and beneficial owner of Nationwide, is the beneficial owner of 89,000,000 shares of common stock, or 40.7% of the issued and outstanding shares of common stock in the Company. As a result of these holdings, and the limited resources of the Company at this time, the Company anticipated that it will rely on continued support from AmericaTowne, Nationwide, and their respective affiliates, subsidiaries and shareholders. Our Bylaws were amended on February 9, 2017.

At this time, the Board of Directors, and two subcommittees – Operations and Ethics Subcommittee and the Ghana Committee (discussed below), are focused on (a) facilitating the filing of the Company’s Registration Statement on Form 10 with the Commission, (b) evaluating operational synergies between Nationwide and the Company in the Company offering similar microfinance products of Nationwide in the United States and potentially other locations through the Company, (c) supporting the development of a microfinance business assisting small businesses, entrepreneurs and individuals, (d) identifying trade and business opportunities in Ghana, and (d) exploring potential business combinations with other entities providing the same or similar products as Nationwide.

Pursuant to resolutions dated January 17, 2017, the Board of Directors appointed Mr. Perkins as Chairman of the Operations and Ethics Committee. Mr. Perkins is responsible for the day-to-day operations of the Company in the United States, and the Company’s capital raising and financing strategies. Mr. Edu-Quayson is the Chairman of the Ghana Committee. He is responsible for the day-to-day operations of the Company in Ghana and the development of the Company’s business goals and objectives in Ghana.

The Company has many different objectives and is open to exploring different areas of potential business. The Company is primarily focused on opportunities in the fields of microfinancing and related financial industries. Specifically, the Company aims to develop these opportunities in emerging markets, such as Ghana or other developing countries around the world. As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all of our objectives or that we will be able to meet our financing needs to accomplish our objectives. We believe we are a “shell company,” as defined under Rule 12b-2 of the Exchange Act. Our CIK number is 0001591387, and we have selected December 31 as our fiscal year. The CUSIP number for our common stock is 00216B 105. Our Company-Related Action with the Financial Industry Regulatory Authority (“FINRA”) regarding our name change and request for new symbol on the OTC Market Place was recently approved, officially changing the Company’s name and symbol. The current symbol for the Company is “ATIN.”

We are currently evaluating a physical location for our operations. Our principal executive offices are located at 4700 Homewood Court, Suite 100 in Raleigh, North Carolina. We are registered as a foreign business entity in the State of North Carolina. We lease the office space from Yilaime Corporation, a Nevada corporation doing business in North Carolina, and a related party to the Company (“Yilaime”), as set forth below. Our Chairman of the Board, Chief Executive Officer and President – Alton Perkins, is the beneficial owner of the majority of our common stock through his beneficial ownership and control of AmericaTowne. AmericaTowne is a reporting company with the Commission. AmericaTowne is also the majority shareholder in ATI Modular. Mr. Perkins is the sole director and sole officer of ATI Modular. AmericaTowne and ATI Modular are distinct operations from our business, but there is the potential that these companies might, in the future, engage in related-party transactions in the interests of decreasing our expenses.

We intend to either retain an equity interest in any private company we engage in a business combination or we may receive cash and/or a combination of cash and common stock from any private company we complete a business combination with. Our desire is that the value of such consideration paid to us would be beneficial economically to our shareholders though there is no assurance of that happening.

Business Developments in Fiscal Year 2017

In the fiscal year 2017, the Company’s primary focus has involved filing the Company’s Registration Statement on Form 10 and finalizing the Company’s company-related action pending with FINRA. The company-related action involved the approval of the Company’s name change from EXA, Inc., to ATI Nationwide Holding Corp. The company-related action was approved on or about June 7, 2017

The Company is in the developmental stage and is focusing on finalizing the share issuance to Nationwide. Until the issuance of shares under the Joint Venture Agreement is finalized, the Company’s operations will be minimal.

Employees

The Company currently has two full-time employees.

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

The Company maintains an office at 4700 Homewood Court, Suite 100 in Raleigh, North Carolina 27609 as its headquarters. The North Carolina office is leased from Yilaime Corporation, a Nevada corporation doing business in North Carolina, and a related party to the Company. The North Carolina office consists of a 1000 square foot office space. It presently houses all eight employees of the Company and is being leased for $2,500 per month from Yilaime. The China location, once established, will serve as a manufacturing location.

We do not own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.   Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

The Company has 500,000,000 shares of authorized common stock (CUSIP# 00216B 105), of which, as of the end of its fiscal year had 223,364,475 issued and outstanding. Of the amount of issued and outstanding, AmericaTowne owns a total of 85,000,000 shares as a result of the closing of the Stock Purchase Agreement with Carson Holdings and Mr. Passalaqua (65,000,000 shares) and closing of the Subscription Agreement on December 31, 2016 with the Company (20,000,000 shares). In addition, the Perkins Trust holds title to 10,000,000 shares as a result of the Employment Agreement between the Company and Mr. Perkins. Nationwide holds title to 80,000,000 shares as a result of the issuance on December 19, 2016 pursuant to the Joint Venture Agreement, and Mr. Edu-Quayson holds title to 9,000,000 shares as a result of the Employment Agreement with the Company.

The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by our board of directors; are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and are entitled to one non-cumulative vote per share on all matters on which stockholders may vote. All shares of common stock now outstanding are fully paid and non-assessable and are fully paid for and non-assessable.  As of the date of this prospectus, we have not paid any cash dividends to stockholders.  The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position and our general economic condition.  It is our intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations. We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the State of Florida for a more complete description of the rights and liabilities of holders of our securities.

There is no established public trading market for the Company’s common shares. Prior to October 18, 2016, the Company was incorporated as EXA, Inc. (“EXA”). On October 18, 2016, the Company amended its Articles of Incorporation with the State of Florida to change the name of the Company to ATI Nationwide Holding Corp. This name change has been updated on the company profile on OTC Markets Group, Inc. (“OTC”) operated by the Financial Industry Regulatory Authority (“FINRA”). The name change was approved by FINRA on June 7, 2017. The Company’s trading symbol is “ATIN.” The range of high and low bid information for the Company’s common shares for each full quarterly period within the two most recent fiscal years, and any subsequent interim period for which financial statements are included, or as required under Article 3 of Regulation S-X, is as follows:

	01/01/16- 03/31/16	04/01/16- 06/30/16	07/01/16- 09/30/16	10/01/16- 12/31/16	01/01/17- 03/31/17	4/01/17-6/30/17	07/01/2017-09/30/2017	10/01/2017-12/31/2017
High	0.0031	0.0066	0.004	0.40	0.30	0.20	0.15	0.02
Low	0.0041	0.003	0.0027	0.00	0.05	0.02	0.02	0.01

As of the most recently practicable date, there are approximately 314 record holders of our common stock with an aggregate of 223,364,475 shares issued and outstanding. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

The Company is currently listed by FINRA as a Caveat Emptor security and public interest concern with the OTC. The potential reasons for this categorization are set forth at http://www.otcmarkets.com/stock/ATIN/quote, even though no specific reason has been stated by OTC.

Preferred Stock

The Company has 2,000,000 shares of preferred stock. None of the Company’s preferred stock has been issued.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company incorporates by reference the disclosures made in Item 11 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Within the past year, the Company has made issuances to AmericaTowne and Nationwide on December 31, 2016, and the Perkins Trust and Mr. Edu-Quayson under the Employment Agreements. Those disclosures, explained above, are incorporated herein by reference.

On September 29, 2017, 5,188,989 shares were issued to Yilaime Corporation to retire $103,780 payable.

In these issuances, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. We believe that Section 4(2) was available because neither of the issuances involved underwriters, underwriting discounts or commissions; restrictive legends had been placed on the certificates; no sales were made by general solicitation. Other than these issuances, the Company has not issued any shares of unregistered securities.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

The Company was organized consistent with the Joint Venture Agreement and First Amendment set forth in this Annual Report, above. More specifically, at this time, the Board of Directors, and two subcommittees – Operations and Ethics Subcommittee and the Ghana Committee (discussed below), are focused on (a) facilitating the filing of the Company’s registration statement on Form 10 with the Commission, (b) evaluating operational synergies between Nationwide and the Company in the Company offering similar microfinance products of Nationwide in the United States and potentially other locations through the Company, (c) supporting the development of a microfinance business assisting small businesses, entrepreneurs and individuals, (d) identifying trade and business opportunities in Ghana, and (e) exploring potential business combinations with other entities providing the same or similar products as Nationwide.

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

Over the following twelve (12) months of operations, we anticipate incurring costs related to the filing of Exchange Act reports and in furthering our business objectives. We anticipate that these costs may be in the range of $10,000 to $20,000, and that we will be able to meet these costs as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the filing of this Annual Report, the Company has not received loans from its management or investors. However, for the year ended December 31, 2017, it has received $74,114 in advances from related parties. AmericaTowne will continue providing advances to the Company to cover operational costs while the Company develops its business operations. The Company and AmericaTowne have not entered into a written agreement regarding AmericaTowne’s future advances.

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

Fiscal Year

Our fiscal year ends on December 31.

Results of Operations

We plan to raise capital following our recent change in status to an operating entity through the offering of shares of common stock or preferred stock to investors. We anticipate we will need to pursue capital to fund our operations over the next twelve months. We believe we will be able to raise the necessary capital to carry out our business plan, but there is no assurance that we will be able to do so.

Overview

In fiscal year 2017, the Company achieved $nil in revenue. We can make no assurances that we will find commercial success in any of our products. We also rely upon related parties, including AmericaTowne, for financing and revenue. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations for the third quarter of 2017. We intend on relying on AmericaTowne for operational support. If we cannot achieve independent commercial success, we may need to continue to rely on AmericaTowne for support. If AmericaTowne at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

Results of Operations through December 31, 2017

Our operating results are summarized as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Revenues	—	$3,438
Operating Expenses	$75,017	$55,419
Net Loss from Operations	$75,017	$51,981
Other Expenses	—	$4,070
Net Loss	$75,017	$56,051

Revenues

In 2017, we did not receive any revenue, as compared to the $3,438 in revenue achieved in 2016. The lack of revenue is attributable to the Company’s lack of operations, pending the completion of the obligations under the Joint Venture Agreement discussed above.

We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the third quarter of 2017.

Operating Expenses

Our expenses for the period through December 31, 2017 are outlined in the table below:

	December 31, 2017	December 31, 2016
General and administrative	$30,885	$18,494
Professional fees	$44,132	$36,925
Total operating expenses	$75, 017	$55,419

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and implementation of our business plan. In 2017 our Operating expenses were $75,017 as compared to $55,419 in 2016.

Net Income

As a result of our operations, for 2017, the Company reported net loss of $75,017. In 2016, our net loss was $56,051.

Liquidity and Capital Resources

Working Capital

	December 31, 2017	December 31, 2016
Current Assets	$107	$1,010
Current Liabilities	$15,173	$44,839
Working Deficit	$15,066	$43,829

We have a working deficit of $15,066 on December 31, 2017. This is compared to December 31, 2016, when we had a working deficit of $43,829. The increase is due to effectively implementing our initial business plans.

Cash Flow

	December 31, 2017	December 31, 2016
Net cash used in operating activities	$75,017	$49,354
Cash provided by financing activities	$74,114	$46,339
Decrease in Cash and Equivalents	$903	$3,015

Cash Used In by Operating Activities

Compared to 2016, we used $75,017 in case for operating activities. This is an increase of $25,663 from the same period in 2016. This increase is attributed to initiating operations and filing our Registration Statement on Form 10.

Cash Provided by Financing Activities

Compared to 2016, our cash used in financing activities increased $27,775. The increase is due advances from related parties.

As of December 31, 2017, the Company did not have enough cash including receivables to operate its business at the current level for the next twelve months, and relies on additional financing from related parties.

To date, we have been able to meet all our account payable obligations within a five to ten-day window. If required, we can extend this window to improve our cash flow position. Additionally, we have a plan to increase sales. There is no assurance that we will be able to maintain this level of operations.

The success of our business plan beyond the next twelve months is contingent upon us growing our business, keeping costs down, increasing revenue and obtaining additional equity and/or debt financing. We intend to fund operations through our proactive efforts to monitor receivables, and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We may also rely on related parties for financing, including AmericaTowne. There is no assurance that such additional financing will be available to us on acceptable terms, or at all or that our receivable plan will be effective in the future.

Plan of Operation and Cash Requirements

The Company anticipates that its expenses over the next twelve months will be approximately $5,000,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Potential Completion Date	Estimated Expenses $
Initial Plant and Operations Set-up	12 months	250,000
Salaries	12 months	300,000
Utility expenses	12 months	50,000
Investor relations costs	12 months	50,000
Marketing expenses	12 months	100,000
Professional fees	12 months	150,000
Other administrative expenses	12 months	100,000
Equipment Purchases	12 months	2,000,000
Total		3,000,000

Our other administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees. The equipment purchases and plant set-up are related to the materially definitive agreement with Jiangnan.

Based on our planned expenditures, we will require approximately $5,000,000 to proceed with our business plan over the next twelve months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We intend to raise the balance of our cash requirements for the next twelve months by relying on related parties, including AmericaTowne. Additionally, we may have private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time, we do not have a commitment from any third-party to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations, as we do not have sufficient tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. At the close of 2017, we are considering financing arrangements for our common stock. However, the arrangements are not final and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. In the absence of such financing, we may be forced to abandon our business plan.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.   Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 located in this Annual Report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any changes in or disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

The Company's Chief Executive Officer, Alton Perkins, is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

For purposes of this Item 9A., the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

On December 31, 2017, Alton Perkins reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to material weaknesses identified. The material weaknesses identified relate to the lack of proper segregation of duties and the lack of sufficient qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, our internal control over financial reporting does not provide assurance that a misstatement of our financial statements would be prevented or detected and is not effective.

On December 31, 2017, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2017 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective. The material weaknesses identified relate to the lack of proper segregation of duties and the lack of sufficient qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to remediate the material weaknesses.

Our independent public accountant, Yichien Yeh, CPA (“YY”) has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, YY expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the fiscal year, December 31, 2017 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Alton Perkins	66	Chairman of the Board, Chairman of the Operations and Ethics Committee, Chief Executive Officer, Chief Financial Officer and Secretary
Joseph Edu-Quayson	43	Chairman of the Ghana Committee

Alton Perkins – Chairman of the Board, Chairman of the Operations and Ethics Committee, Chief Executive Officer, Chief Financial Officer and Secretary.

Mr. Perkins has been the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary of the Company since the change in control event on October 3, 2016. Mr. Perkins serves in these same capacities for AmericaTowne, ATI Modular and Yilaime, and is the control person of two closely-held corporations – Yilaime Corporation of NC, a North Carolina corporation (“Yilaime NC”) and AXP Holding Corporation, a Nevada corporation and Interest Charge - Domestic International Sales Corporation, or “IC-DISC” (“AXP Holdings”). Mr. Perkins is a former decorated Air Force Officer and Missile Launch Officer with 22 years of military service, who graduated from the University of Southern Illinois with a B.S. in Business Administration and a M.B.A. from the University of North Dakota. Between 1988 and 1997, he held CEO positions with start-up companies in the jet fuels, defense contracting, construction, business consulting and development, and real estate industries. Between 1997 and 2009, Mr. Perkins served as the CEO and Chief Technology Officer for internet, childcare operations, media, and realty development companies. From 2009 to the present, Mr. Perkins has served as Chairman of Yilaime and its related entities – AmericaTowne, Yilaime NC and AXP Holding. Mr. Perkins has expertise in conducting business in China. Living and working in China studying Chinese consumer habits, working with Chinese entrepreneurs and government agencies, he developed the AmericaTowne and AmericaStreet concepts.

Mr. Perkins lived in China between September 1, 2010 and April 28, 2012. He worked for the Yilaime Foreign Invested Partnership in Hengshui, China between September 19, 2010 and December 30, 2012. In addition to serving as Co-Chair of Yilaime Foreign Invested Partnership in China, an entity focused on real estate development, he served as a chief consultant to a major Chinese chemical company responsible for funding and technology transfer, and coordinated business with USA based auditors, DOW Chemical and USA Exim Bank.

Mr. Perkins is subject to a Desist and Refrain Order dated March 21, 2008 (the “Order”) issued by the State of California’s Business, Transportation and Housing Agency, Department of Corporations (the “Department”). In 2003, Mr. Perkins had been the Chief Executive Officer of Sunburst Holding Corporation (“Sunburst”). The Department alleged that in May of 2003, Sunburst and Mr. Perkins offered and sold securities through general solicitation to finance art-related activities. The Department alleged that Sunburst and Mr. Perkins omitted material facts, and more specifically, that Mr. Perkins had pled no contest to felony counts related to an indictment for fraudulent misappropriation of funds in a fiduciary capacity in Maryland, and had received a five-year suspended sentence.

The Department was of the opinion that investments offered and sold by Sunburst and Mr. Perkins constituted securities, which were subject to qualification under the California law, and that the securities were offered without being qualified, and were not exempt, in violation of California law. The Department ordered Sunburst and Mr. Perkins to desist and refrain from the further offer or sale of securities in California unless and until qualification has been made under the law or unless exempt. The Department also ordered that Sunburst and Mr. Perkins to desist and refrain from offering or selling or buying or offering to buy securities in California, including but not limited to stock, by means of any written or oral communication which includes an untrue statement of a material fact or omits to state a material fact necessary in order to make the statements made, in light of the circumstances under which they are made, not misleading (discussed below). Mr. Perkins did not agree with the proposed order and filed a complaint with the Department. Mr. Perkins complaint was based on the fact that the shares in question were subject to a registration statement filed by Sunburst and the shares were not required to be qualified and or authorized by the State of California since the shares had been appropriately registered with the SEC.

Mr. Perkins has been in compliance with the Order since issuance. The Order is not related in any manner with respect to the Company or its related parties. To the extent the Order was entered (i.e. only copy available for inspection by management is an unsigned version), there is no restriction on Mr. Perkins from engaging in an offering in California provided he complies with the appropriate disclosures and laws. The Company is not aware of any similar orders in any other jurisdiction.

The Company further discloses that the aforementioned Order references the failure of Mr. Perkins to disclose his eleven (11) pleas of nolo contendere in the Circuit Court for Prince George’s County, Maryland, for fraudulent misappropriation by a fiduciary in connection with a real estate transaction unrelated to the Company or its subsidiaries. On or about March 10, 2000, Mr. Perkins had been arraigned on eleven counts of fraudulent misappropriation by a fiduciary. The alleged misappropriation occurred on or about November 24, 1999 (i.e. the date set by the Court as the offense date). Mr. Perkins pled nolo contendere on August 31, 2000 without any admission or finding of guilt. Mr. Perkins was and had been given a five-year suspended sentence, which has since expired. Mr. Perkins disclosed to the Company that he had subsequently obtained a judgment out of the Superior Court of Mecklenburg County in North Carolina in the amount of $125,000 against an individual who defamed him and published false comments related to his nolo contendere plea. The company further discloses that the state of Virginia Division of Securities conducted an investigation into the matter. After careful review of the matter and applicable law, they concluded that no action was warranted and stated that the matter is closed.

Joseph Edu-Quayson – Chairman of the Ghana Committee.

Mr. Edu-Quayson is the Chairman of the Ghana Committee, which is a committee to the Board of Directors. Mr. Edu-Quayson is also the Executive Director of Nationwide. He is an experienced Financial Analyst with an expertise in the money markets and micro credit. He has worked extensively in high level positions with various organizations both home and abroad over the past 14 years.

Mr. Edu-Quayson worked as an Accountant at Edward Consulting Ltd (UK) where he was responsible for the preparation of final accounts and statutory returns to Companies House and Inland Revenue, preparation of monthly management accounts for internal decision making, preparation of business plans for private enterprises and limited liability companies, working closely with most financial institutions in the UK for clients services and approval of financial requests from clients and corporate bodies, providing consultative meeting with clients, preparation of annual budgets etc.

He was the Finance Manager for Consolidated African Finance (UK) from 2005 to 2008, where he was responsible for the preparation of collateral management agreement with international lenders for trade “underlying” and derivatives in the commodity market, controlling currency risk and mitigating financial risks on businesses, developing new business opportunities and ensuring sustained business growth.

Mr. Edu-Quayson also had a successful career with First Capital Plus Saving and Loans Company as Head of Finance and Accounts. He was instrumental in raising capital to support the private sector in Africa through JP Morgan Chase London during his period with First Capital Plus Saving and Loans Company. He has been the Executive Director for Nationwide Microfinance Limited from 2010 to the present. As Executive Director, Mr. Edu-Quayson has nurtured the growth of Nationwide from inception to its current status as one of the leading Microfinance Companies in Ghana. He is an active member of the Chartered Institute of Management Accountants (CIMA) UK

Significant Employees

None

Family Relationships

Mr. Perkins’ wife, Xiang Mei Lin Perkins, is a beneficiary under the Perkins Trust.

Involvement in Certain Legal Proceedings.

Except as otherwise disclosed, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees

The Board of Directors has two committees – the Operations and Ethics Committee and the Ghana Committee. The Operations and Ethics Committee is not an independent Audit Committee and the Board has no separate committees dedicated to independent audit oversight. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Code of Ethics

We do not currently have a code of ethics. The company is in the early stages of development and its Board of Directors has not yet developed a code of ethics. The Company intends on developing one as the Company’s business expands.

Nominating Directors

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Company does not have an audit committee, nor does it employ a financial expert to weigh in on auditing issues. The Company’s Board of Directors serves as the Company’s auditing committee.

Prior Blank Check Company Experience

Mr. Perkins is the only member of management who has served as an officer or director of a prior blank check company. Mr. Perkins beneficial ownership in AmericaTowne is set forth in this Annual Report. AmericaTowne, formerly known as Alpine 5, Inc., filed its Form 10-12G/A on June 13, 2014. AmericaTowne ceased to be a blank check company on March 3, 2015 upon the Commission having no further comment on AmericaTowne disclosures on Form 8-K, Item 5.06 (Change in Shell Status). AmericaTowne is publicly reporting with the Commission. AmericaTowne is engaged in exporting and consulting in the exporting of American made goods, products and services to China and Africa through strategic relationships in China and in the United States.

AmericaTowne’s aim is to provide upper and middle-income consumers in China with ‘Made In The USA’ goods and services allowing customers to experience the United States’ culture and lifestyle. In order to facilitate these objectives, AmericaTowne plans on creating a 50-plus acre plot consisting of small businesses, hotel, villas, senior care facilities, a theme park and performing arts center – all located on specific acreage in China depicting American lifestyle and the American experience. This is commonly referred to by AmericaTowne as the ‘AmericaTowne Community’ concept.

The development of the AmericaTowne Community is aspirational in nature. There are barriers to entry that make it difficult for entrants into the industry including, but not limited, to the socio-political environment in China. Although the Company provides different types of services and intends on providing a variety of products through its contractual relationships, the key notable competitors are China HGS Real Estate Inc. (HGSH) and China Housing & Land Development, Inc. (CHLN), and Xinyuan Real Estate Co., Ltd (XIN), and IFM Investments Limited (CTC). As AmericaTowne develops its business model further, it expects additional competitors to service and the competitive picture to become clearer.

AmericaTowne is the majority and controlling shareholder of ATI Modular Technology Corp., a Nevada corporation (“ATI Modular”). ATI Modular is listed on the OTC Market Place Pink Sheets as “ATMO.” ATI Modular has a Notice of Corporate Action currently pending with FINRA changing its name and requesting approval of a reverse merger, whereby AmericaTowne will merge into ATI Modular. After the merger is effective, pending FINRA’s approval of ATI Modular’s corporate action and the issuance of ATI Modular’s Definitive Schedule 14C to shareholders, ATI Modular will be renamed AmericaTowne Holdings, Inc. The effect of the merger is combining AmericaTowne and ATI Modular, which provide similar services in China and abroad.

Item 11.   Executive Compensation.

On December 31, 2016, the Company entered into an Employment Agreement with Mr. Perkins to serve as the Company’s Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary, and a similar agreement with Mr. Edu-Quayson to serve as the Chairman of the Ghana Committee (the “Employment Agreements”). The term of the Employment Agreements is five years with successive one-year option terms. In consideration their services under the Employment Agreement, the Company issued 10,000,000 shares of restricted common stock to Mr. Perkin’s designee – the Perkins Trust, which is allowed for under Section 3.2 of the Employment Agreement, and 9,000,000 shares of restricted common stock to Mr. Edu-Quayson.

The stock issuances are subject to certain lock-up provisions in the Employment Agreements, which are more thoroughly set forth in the enclosed exhibits. Until the Company acquires additional capital, it is not anticipated that Mr. Perkins, Mr. Edu-Quayson, or any future officer or director will receive cash or salaried compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

In addition to this issuance, the Company agreed to issue Mr. Perkins, or his authorized designee, an option to purchase up to 10,000,000 shares of common stock of the Company per year at any time prior to the conclusion of the first year of the Employment Agreement, i.e. prior to 365 days after execution of the Employment Agreement, at a price of $.005 per share, and annually thereafter for a total of 5 consecutive years. The shares purchased under this option are subject to all rights and lock-up restrictions set forth in the Employment Agreement. Similarly, the Company agreed to an option for Mr. Edu-Quayson to purchase up to 1,000,000 shares of common stock at a price of $.05 per share of the closing price of the Company’s stock quoted on a major exchange one business day before purchase, and annually thereafter for a total of 5 consecutive years.

Mr. Perkins, who is also a director, officer and control person of AmericaTowne and ATI Modular, intends to devote approximately twenty-five (25) hours per week to the operations of the Company. This is merely an estimate and Mr. Perkins may spend more or less time operating the Company depending on the implementation of the Company’s business plan. Other than as set forth above, the Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our sole officer and director may recommend adoption of one or more such programs in the future. The Company does not have a standing compensation committee or a committee performing similar functions, though it may adopt a standing compensation committee in the future, should directors and officers begin receiving regular cash salaries or other cash-based compensation.

Compensation paid to executives and directors are detailed in the following tables.

Summary Compensation Table

Name and Principle Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alton Perkins (CEO, CFO, Secretary, and Chairman of the Board of Directors)	2016	$-	$-	10,000,000	$-	$-	$-	$-
Joseph Edu-Quayson	2016	$-	$-	9,000,000	$-	$-	$-	$-

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Alton Perkins	10,000,000	40,000,000.005			12/31/2021
Joseph Edu-Quayson	1,000,000	4,000,000.05			12/31/2021

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alton Perkins	$-	$-	$-	$-	$-	$-	$-
Joseph Edu-Quayson	$-	$-	$-	$-	$-	$-	$-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock as a group as October 4, 2017, the most recent practicable date for such information. There are not any pending arrangements that may cause a change in control. The information presented below has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.

A person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.

Title of Class	Name and Address(1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)

Common Stock	Alton Perkins(3)	100,188.989(4)	44.8%
Common Stock	Joseph Edu-Quayson(5)	89,000,000(6)	39.8%
Common Stock	Total Officers and Directors	184,000,000	84.3%

(1)	The address for the person named in the table above is c/o the Company.

(2)	Based on 223,364,475 shares outstanding as of the most recent practicable date.

(3)	Alton Perkins is the Chairman of the Board, Chairman of the Operations and Ethics Committee, Chief Executive Officer, Chief Financial Officer and Secretary.

(4)	Through AmericaTowne, Perkins Trust, and Yilaime Corporation. Mr. Perkins has sole voting and investment power for all of the identified beneficially owned shares.

(5)	Chairman of the Ghana Committee

(6)	Individually and through Nationwide. Mr. Edu-Quayson has sole voting and investment power for all of the identified beneficially owned shares.

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart is provided pursuant to Item 201(d) of Regulation S-K:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	11,000,000.005		N/A

TOTAL	N/A	N/A	N/A

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

Yichien Yeh, CPA is the Company’s independent registered public accounting firm. Set below are aggregate fees billed by Yichien Yeh CPA for professional services rendered for the year ended December 31, 2017.

Audit Fees

The fees for the audit services billed and to be billed by Yichien Yeh, CPA for the year ended December 31, 2017 amounted to $12,500.

Audit-Related Fees

None.

Tax Fees

There were no fees billed by Yichien Yeh, CPA for professional services for tax compliance, tax advice, and tax planning for 2016.

All Other Fees

There were no fees billed by Yichien Yeh, CPA for other products and services for 2016.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10-12G		3.1	2/5/2018
3.4	By-Laws		10-12G		3.2	2/5/2018
4.1	Specimen Stock Certificate		10-12G		4.1	2/5/2018
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATI Nationwide Holding Corp.

Dated: April 16, 2018

By: /s/ Alton Perkins Alton Perkins, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), and Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Alton Perkins Alton Perkins	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)	April 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ATI Nationwide Holding Corp.

We have audited the accompanying balance sheets of ATI Nationwide Holding Corp. as of December 31, 2017 and 2016, and the related statement of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2017. ATI Nationwide Holding Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements; assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATI Nationwide Holding Corp. as of December 31, 2017 and 2016, and the results of operations and cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. The Company has incurred accumulated deficit of $650,421 as of December 31, 2017 that includes loss of $75,017 for the year ended December 31, 2017. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Yichien Yeh, CPA
Yichien Yeh, CPA
Oakland Gardens, New York
April 11, 2018

ATI NATIONWIDE HOLDING CORP.
BALANCE SHEETS

	December 31,	December 31,
	2017	2016

Assets

Current assets
Cash and cash equivalents	$107	$1,010
Total Current Assets	107	1,010

Total Assets	$107	$1,010

Liabilities and Stockholders' Equity

Current Liabilities
Due to related party	$15,173	$44,839
Total Current Liabilities	15,173	44,839

Total Liabilities	15,173	44,839

Commitments and Contingencies

Stockholders' Equity

Common stock, par value $0.001; 500,000,000 shares authorized; 223,364,475 and 199, 175,486 shares issued and outstanding	104,364	99,175
Common stock reserved	147	147
Additional paid in capital	530,844	432,253
Accumulated deficit	(650,421)	(575,404)
Total stockholders' equity	(15,066)	(43,829)
Total liabilities and stockholders' equity	$107	$1,010

See Notes to Financial Statements

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31
	2017	2016

Revenue	$—	$3,438

Operating Expenses
General and Administrative	30,885	18,494
Professional Fees	44,132	36,925
Total Operating Expenses	75,017	55,419

Net Loss from Operation	(75,017)	(51,981)

Other Expenses	—	4,070

Net Income (Loss) from Operation before Taxes	(75,017)	(56,051)

Provision for Income Taxes	—	—

Net Loss	$(75,017)	$(56,051)

Net Loss per Common Share Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common
Shares Outstanding Basic and diluted	218,977,064	77,454,175

 See Notes to Financial Statements

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	Common Stock
	Shares	Amount	Common Stock Reserved	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2015	69,175,486	$69,175	$147	$360,000	$(519,353)	$(90,031)

Shares issued for conversion of debts	30,000,000	30,000	—	42,822	—	72,822

Capital contribution	—	—	—	29,431	—	29,431

Net loss for the year ended December 31, 2016	—	—	—	—	(56,051)	(56,051)

Balance, December 31, 2016	99,175,486	$99,175	$147	$432,253	$(575,404)	$(43,829)

Shares issued for conversion of debts	5,188,989	5,189	—	98,591	—	103,780

Net loss for the year ended December 31, 2017	—	—	—	—	(75,017)	(75,017)

Balance, December 31, 2017	104,364,475	$104,364	$147	$530,844	$(650,421)	$(15,066)

 See Notes to Financial Statements

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31
	2017	2016
Operating Activities
Net loss of the period	$(75,017)	$(56,051)
Change in assets and liabilities
Accounts receivable	—	(118)
Accounts payable and accrued liabilities	—	4,129
Interest payable	—	2,686
Net cash used in operating activities	(75,017)	(49,354)

Financing Activities
Advances from related party	74,114	46,339
Net cash provided by financing activities	74,114	46,339

Net increase (decrease) in cash and equivalents	(903)	(3,015)

Cash and equivalents at beginning of the period	1,010	4,025
Cash and equivalents at end of the period	$107	$1,010

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Noncash investing and financing activities
Shares issued to convert debts	$103,780	$72,822

 See Notes to Financial Statements

ATI NATIONWIDE HOLDING CORP.

 Notes to Financial Statements

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

The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. The Company has incurred losses since inception resulting in an accumulated deficit of $650,421 as of December 31, 2017 that includes loss of $75,017 for the year ended December 31, 2017. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient revenue producing contracts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. RELATED PARTIES TRANSACTIONS

At December 31, 2016 and 2015, the Company has an outstanding payable of $0 and $11,000 to Lyboltd-Daly, Inc. (the company controlled by Joseph Passalaqua, the Company’s former president). The payables are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand.

From 2011 to 2013, the Company entered into 14 Promissory Notes with Cobalt Blue, LLC. (the company controlled by Joseph Passalaqua, the Company’s former president). On December 22, 2012, the entered into a Promissory Note with Joseph Passalaqua (the Company’s former president). The above notes payables are due on demand and carry 8% annual interest rate. On September 21, 2016, the principal and interest payable were converted to 30,000,000 shares of common stock. The related interest expenses are $0 and $2,686 for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, the Company has an outstanding payable of $8,646 and $44,839 to Yilaime Corporation (the company controlled by Alton Perkins, the Company’s director), respectively. At December 31, 2017 and 2016, the Company has an outstanding payable of $6,527 and $0 to AmericaTowne Inc, (the company controlled by Alton Perkins, the Company’s director), respectively. The payables are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand

The Company paid $30,000 and $7,500 rent expenses to Yilaime Corporation for the year ended December 31, 2017 and 2016, respectively.

NOTE 5. COMMON STOCK

The Company has 500,000,000, $0.001 par value shares of common stock authorized.

On December 30, 2016, the Company issued 80,000,000 shares to Nationwide Microfinance Limited (“Nationwide”) and 20,000,000 share to AmericaTowne Inc. in accordance with Joint Venture and Operational Agreement for exchange of Nationwide’s shares. On January 10, 2017, 19,000,000 shares were also issued for this Agreement. Since Nationwide’s shares were not issued on December 31, 2017, the transaction has not been completed and no related accounting entry was booked.

On September 29, 2017, 5,188,989 shares were issued to Yilaime Corporation to retire $103,780 payable.

There were 146,583 shares in reserve account as of December 31, 2017 and 2016.

NOTE 6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at December 31, 2017 and 2016 as follows:

	December 31, 2017	December 31, 2016

Deferred tax assets:
Net operating losses	$25,506	$19,057

Total deferred tax assets	25,506	19,057
Less: valuation allowance	(25,506)	(19,057)
Deferred tax assets, net	$—	$—

Reconciliation of Effective Income Tax Rate
	Year Ended December 31, 2017	Year Ended December 31, 2016

Statutory U.S. tax rate	34.00%	34.00%
Less: valuation allowance	(34.00%)	(34.00%)
Effective income tax rate	0%	0%