Form 10-Q
period 2018-03-31
ATI Nationwide Holding Corp.
filed 2018-05-15
CIK 1591387

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
Commission file number: 000-55699

ATI NATIONWIDE HOLDING CORP.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Florida	000-55801	81-3131497
(State or Other Jurisdiction of Incorporation or Organization)	(COMMISSION FILE NO.)	(I.R.S. Employer Identification No.)

4700 Homewood Court, Suite 100, Raleigh, North Carolina		27609
(Address of Principal Executive Offices)		(Zip Code)

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

[Table of Contents]

[Table of Contents]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATI NATIONWIDE HOLDING CORP.
BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$562	$107
Total Current Assets	562	107

Total Assets	$562	$107

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$5,000	$—
Due to related party	31,333	15,173
Total Current Liabilities	36,333	15,173

Total Liabilities	36,333	15,173

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $0.001; 500,000,000 shares authorized;
223,364,475 and 199, 175,486 shares issued and outstanding	104,364	104,364
Common stock reserved	147	147
Additional paid in capital	530,844	530,844
Accumulated deficit	(671,126)	(650,421)
Total stockholders' equity	(35,771)	(15,066)
Total liabilities and stockholders' equity	$562	$107

See Notes to Financial Statements

[Table of Contents]

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31
	2018	2017

Revenue	$—	$—

Operating Expenses
General and Administrative	9,295	7,500
Professional Fees	11,410	9,200
Total Operating Expenses	20,705	16,700

Net Loss from Operation	(20,705)	(16,700)

Other Expenses	—	—

Net Income (Loss) from Operation before Taxes	(20,705)	(16,700)

Provision for Income Taxes	—	—

Net Loss	$(20,705)	$(16,700)

Net Loss per Common Share-Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding Basic and diluted	223,364,475	216,064,375

See Notes to Financial Statements

[Table of Contents]

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31
	2018	2017
Operating Activities
Net loss of the period	$(20,705)	$(16,700)
Change in assets and liabilities
Accounts payable and accrued liabilities	5,000
Net cash used in operating activities	(15,705)	(16,700)

Financing Activities
Advances from related party	16,160	16,090
Net cash provided by financing activities	16,160	16,090

Net increase (decrease) in cash and equivalents	455	(610)

Cash and equivalents at beginning of the period	107	1,010
Cash and equivalents at end of the period	$562	$400

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See Notes to Financial Statements

[Table of Contents]

ATI Nationwide Holding Corp.

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 2017.

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

[Table of Contents]

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

Factors considered are the exporter's financial condition, past payment history if any, any conversations with the exporter about the exporter's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable are reasonable as of March 31, 2018, based upon our limited history, our allowance for bad debt is just above bad debt we anticipate will be written off for the year.

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

[Table of Contents]

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

The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. The Company has incurred losses since inception resulting in an accumulated deficit of $671,126 as of March 31, 2018 that includes loss of $20,705 for the three months ended March 31, 2018. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient revenue producing contracts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. RELATED PARTIES TRANSACTIONS

At March 31, 2018 and December 31, 2017, the Company has an outstanding payable of $0 and $8,646 to Yilaime Corporation (the company controlled by Alton Perkins, the Company’s director), repsectively. At March 31, 2018 and December 31, 2017, the Company has an outstanding payable of $31,333 and $6,527 to Americatowne Inc, (the company controlled by Alton Perkins, the Company’s director), respectively. The payables are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand.

The Company paid $7,500 rent expenses to Yilaime Corporation for the three months ended March 31, 2018 and 2017.

[Table of Contents]

NOTE 5. COMMON STOCK

The Company has 500,000,000, $0.001 par value shares of common stock authorized.

On December 30, 2016, the Company issued 80,000,000 shares to Nationwide Microfinance Limited (“Nationwide”) and 20,000,000 share to AmericaTowne Inc. in accordance with Joint Venture and Operational Agreement for exchange of Nationwide’s shares. On January 10, 2017, 19,000,000 shares were also issued for this Agreement. Since Nationwide’s shares were not issued on March 31, 2018, the transaction has not been completed and no related accounting entry was booked.

On September 29, 2017, 5,188,989 shares were issued to Yilaime Corporation to retire $103,780 payable.

There were 146,583 shares in reserve account as of March 31, 2018 and December 31, 2017.

NOTE 6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at March 31, 2018 and December 31, 2017 as follows:

	March 31, 2018	December 31, 2017

Deferred tax assets:
Net operating losses	$7,040	$25,506

Total deferred tax assets	7,040	25,506
Less: valuation allowance	(7,040)	(25,506)
Deferred tax assets, net	$—	$—

Reconciliation of Effective Income Tax Rate
	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Statutory U.S. tax rate	34.00%	34.00%
Less: valuation allowance	(34.00%)	(34.00%)
Effective income tax rate	0%	0%

[Table of Contents]

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

[Table of Contents]

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

[Table of Contents]

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Our operating results for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$—	$—
Cost of Revenues	$—	$—
Operating Expense	$20,705	$16,700

Net Income (Loss)	$(20,705)	$(16,700)

[Table of Contents]

Revenues

During the first quarter of 2018, the Company generated revenue of $0 in revenue compared to $0 in 2017. We can make no assurances that we will find commercial success in any of our revenue generating contracts or endeavors. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the fourth quarter of 2017.

Operating Expenses

Our expenses for the three months ended March 31, 2018 and 2017 are outlined in the table below:

	Three Months Ended
	March 31, 2018	March 31, 2017
General and Administrative	$9,295	$7,500
Professional Fees	$11,410	$9,200

Total Operating Expenses	$20,705	$16,700

Our operating expenses are largely attributable to administrative and professional expenses related to our reporting requirements as a public company and implementation of our business plan. This includes the retention of attorneys, accountants, and auditors associated with our reporting obligations under the Securities Exchange Act.

Net Income

As a result of our operations, the Company reported net loss of $20,705 for the first quarter of 2018.

Liquidity and Capital Resources

Working Capital

	March 31, 2018	December 31, 2017
Current Assets	$562	$107
Current Liabilities	$36,333	$15,173

Working Capital (Deficit)	$(35,771)	$(15,066)

[Table of Contents]

 Cash Flow

	Three Months Ended
	March 31, 2018	March 31, 2017
Net Cash Used In Operating Activities	$15,705	$16,700
Net Cash Provided by Financing Activities	$16,160	$16,090

Increase (Decrease) in Cash	$455	$(610)

Cash Used in Operating Activities

Increase in accounts payable is main contributing factor for the decrease in the cash used in operating activities for the three months ended March 31, 2018.

Cash Provided by Financing Activities

We received $16,160 and $16,090 from advances from related parties to cover operational costs in the three months ended March 31, 2018 and 2017, respectively.

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

[Table of Contents]

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2018, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of March 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

[Table of Contents]

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm’s disclosure controls and procedures were not effective as of March 31, 2018.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2018, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

[Table of Contents]

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
Date: May 15, 2018

[Table of Contents]