Form 10-Q
period 2018-06-30
ATI Nationwide Holding Corp.
filed 2018-08-13
CIK 1591387

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

PART I - FINANCIAL STATEMENTS

ATI NATIONWIDE HOLDING CORP.
BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$517	$107
Total Current Assets	517	107

Total Assets	$517	$107

Current Liabilities
Accounts payable and accrued liabilities	$2,500	$—
Due to related party	49,341	15,173
Total Current Liabilities	51,841	15,173

Total Liabilities	51,841	15,173

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $0.001; 500,000,000 shares authorized;
223,364,475 and 199, 175,486 shares issued and outstanding	104,364	104,364
Common stock reserved	147	147
Additional paid in capital	530,844	530,844
Accumulated deficit	(686,679)	(650,421)
Total stockholders' equity	(51,324)	(15,066)
Total liabilities and stockholders' equity	$517	$107

See Notes to Financial Statements

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—

Operating Expenses
General and Administrative	7,545	7,545	16,840	15,045
Professional Fees	8,007	15,440	19,417	24,640
Total Operating Expenses	15,552	22,985	36,257	39,685

Net Loss from Operation	(15,552)	(22,985)	(36,257)	(39,685)

Other Expenses	—	—	—	—

Net Income (Loss) from Operation before Taxes	(15,552)	(22,985)	(36,257)	(39,685)

Provision for Income Taxes	—	—	—	—

Net Loss	$(15,552)	$(22,985)	$(36,257)	$(39,685)

Net Loss per Common Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	223,364,475	218,175,486	223,364,475	217,125,762

See Notes to Financial Statements

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30
	2018	2017
Operating Activities
Net loss of the period	$(36,257)	$(39,685)
Change in assets and liabilities
Accounts payable and accrued liabilities	2,500	—
Net cash used in operating activities	(33,757)	(39,685)

Financing Activities
Advances from related party	34,167	38,872
Net cash provided by financing activities	34,167	38,872

Net increase (decrease) in cash and equivalents	410	(813)

Cash and equivalents at beginning of the period	107	1,010
Cash and equivalents at end of the period	$517	$197

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—
See Notes to Financial Statements

ATI Nationwide Holding Corp.

Notes to Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ATI Nationwide Holding Corp., defined herein as the “Company” or the “Issuer,” formerly EXA, Inc., was incorporated under the laws of the State of Florida on September 24, 2001. The Company is a holding company whose purpose is to develop into full-fledged national savings and loan operating in Ghana and elsewhere internationally. As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all of our objective or that we will be able to meet our financing needs to accomplish our objectives.

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

Accounts Receivable

Accounts’ receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

Our bad debt policy is determined by the Company's periodic review of each account receivable for reasonable assurance of collection.

Factors considered are the exporters’ financial condition, past payment history if any, any conversations with the exporter about the exporter's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable are reasonable as of June 30, 2018, based upon our limited history, our allowance for bad debt is just above bad debt we anticipate will be written off for the year.

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

The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. The Company has incurred losses since inception resulting in an accumulated deficit of $686,678 as of June 30, 2018 that includes loss of $36,257 for the six months ended June 30, 2018. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient revenue producing contracts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. RELATED PARTIES TRANSACTIONS

At June 30, 2018 and December 31, 2017, the Company has an outstanding payable of $7,500 and $8,646 to Yilaime Corporation (the company controlled by Alton Perkins, the Company’s director), respectively. At June 30, 2018 and December 31, 2017, the Company has an outstanding payable of $41,841 and $6,527 to AmericaTowne, Inc. (the company controlled by Alton Perkins, the Company’s director), respectively. The payables are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand.

The Company paid $15,000 rent expenses to Yilaime Corporation for the six months ended June 30, 2018 and 2017.

NOTE 5. COMMON STOCK

The Company has 500,000,000, $0.001 par value shares of common stock authorized.

On December 30, 2016, the Company issued 80,000,000 shares to Nationwide Microfinance Limited (“Nationwide”) and 20,000,000 share to AmericaTowne Inc. in accordance with Joint Venture and Operational Agreement for exchange of Nationwide’s shares. On January 10, 2017, 19,000,000 shares were also issued for this Agreement. Since Nationwide’s shares were not issued on June 30, 2018, the transaction has not been completed and no related accounting entry was booked.

On September 29, 2017, 5,188,989 shares were issued to Yilaime Corporation to retire $103,780 payable.

There were 146,583 shares in reserve account as of June 30, 2018 and December 31, 2017.

NOTE 6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at June 30, 2018 and December 31, 2017 as follows:

	June 30, 2018	December 31, 2017
Deferred tax assets:
Net operating losses	$12,327	$25,506

Total deferred tax assets	12,327	25,506
Less: valuation allowance	(12,327)	(25,506)
Deferred tax assets, net	$—	$—

Reconciliation of Effective Income Tax Rate

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Statutory U.S. tax rate	34.00%	34.00%
Less: valuation allowance	(34.00%)	(34.00%)
Effective income tax rate	0%	0%

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

General Description of Business

The Company was organized consistent with the Joint Venture Agreement and First Amendment between our majority and controlling shareholder – AmericaTowne, Inc., a Delaware corporation (“AmericaTowne”), a reporting company with the United States Securities and Exchange Commission (the “Commission”), and Nationwide Microfinance Limited, a Ghanaian corporation (“Nationwide”). The Joint Venture Agreement was disclosed on AmericaTowne’s Form 8-K dated July 14, 2016 and was subsequently amended on December 19, 2016 (the “First Amendment”). In the second quarter of 2018, AmericaTowne merged into AmericaTowne Holdings, Inc., f/k/a ATI Modular Technology Corp., a Nevada corporation (“AmericaTowne Holdings”). As a result of the merger, AmericaTowne Holdings acquired AmericaTowne’s interest in the Company. The merger was effective as of August 1, 2018.

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

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Our operating results for the six months ended June 30, 2018 and 2017 are summarized as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017
Revenue	$—	$—
Cost of Revenues	$—	$—
Operating Expense	$36,257	$39,685

Net Income (Loss)	$(36,257)	$(39,685)

Revenues

During the second quarter of 2018, the Company generated revenue of $0 in revenue compared to $0 in 2017. We can make no assurances that we will find commercial success in any of our revenue generating contracts or endeavors. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the fourth quarter of 2017.

Operating Expenses

Our expenses for the six months ended June 30, 2018 and 2017 are outlined in the table below:

	Six Months Ended
	June 30, 2018	June 30, 2017
General and Administrative	$16,840	$15,045
Professional Fees	$19,417	$24,640

Total Operating Expenses	$36,257	$39,685

Our operating expenses are largely attributable to administrative and professional expenses related to our reporting requirements as a public company and implementation of our business plan. This includes the retention of attorneys, accountants, and auditors associated with our reporting obligations under the Securities Exchange Act.

Net Income

As a result of our operations, the Company reported net loss of $36,257 for the six months ended June 30 2018.

Liquidity and Capital Resources

Working Capital

	June 30, 2018	December 31, 2017
Current Assets	$517	$107
Current Liabilities	$51,841	$15,173

Working Capital (Deficit)	$(51,324)	$(15,066)

Cash Flow

	Six Months Ended
	June 30, 2018	June 30, 2017
Net Cash Used In Operating Activities	$33,757	$39,685
Net Cash Provided by Financing Activities	$34,617	$38,871

Increase (Decrease) in Cash	$410	$(813)

Cash Used in Operating Activities

Decrease in net loss were is main contributing factor for the decrease in the cash used in operating activities for the six months ended June 30, 2018.

Cash Provided by Financing Activities

We received $34,167 and $38,871 from advances from related parties to cover operational costs in the six months ended June 30, 2018 and 2017, respectively.

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

As described in Basis of Presentation in this Second Quarter Report for fiscal year 2018, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of June 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm’s disclosure controls and procedures were not effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 13, 2018