Form 10-Q
period 2018-09-30
ATI Nationwide Holding Corp.
filed 2018-11-14
CIK 1591387

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

Yes ☒ No ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of the latest practicable date, the Company has 223,364,475 shares of its common stock issued and outstanding.

 Item 1. Financial Statements

ATI NATIONWIDE HOLDING CORP.
BALANCE SHEETS

	September 31,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$472	$107
Total Current Assets	472	107

Total Assets	$472	$107

Current Liabilities
Accounts payable and accrued liabilities	$2,500	$—
Due to related party	63,366	15,173
Total Current Liabilities	65,866	15,173

Total Liabilities	65,866	15,173

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $0.001; 500,000,000 shares authorized; 223,364,475 and 199, 175,486 shares issued and outstanding	104,364	104,364
Common stock reserved	147	147
Additional paid in capital	530,844	530,844
Accumulated deficit	(700,749)	(650,421)
Total stockholders' equity	(65,394)	(15,066)
Total liabilities and stockholders' equity	$472	$107

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—

Operating Expenses
General and Administrative	7,545	7,712	24,385	22,757
Professional Fees	6,525	14,463	25,942	39,103
Total Operating Expenses	14,070	22,175	50,327	61,860

Net Loss from Operation	(14,070)	(22,175)	(50,327)	(61,860)

Other Expenses	—	—	—	—

Net Income (Loss) from Operation before Taxes	(14,070)	(22,175)	(50,327)	(61,860)

Provision for Income Taxes	—	—	—	—

Net Loss	$(14,070)	$(22,175)	$(50,327)	$(61,860)

Net Loss per Common Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	223,364,475	218,231,888	223,364,475	217,498,523

See Notes to Financial Statements

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30
	2018	2017
Operating Activities
Net loss of the period	$(50,327)	$(61,860)
Change in assets and liabilities
Accounts payable and accrued liabilities	2,500	—
Net cash used in operating activities	(47,827)	(61,860)

Financing Activities
Advances from related party	48,193	61,046
Net cash provided by financing activities	48,193	61,046

Net increase (decrease) in cash and equivalents	366	(813)

Cash and equivalents at beginning of the period	107	1,010
Cash and equivalents at end of the period	$473	$197

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Factors considered are the exporter's financial condition, past payment history if any, any conversations with the exporter about the exporter's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable are reasonable as of September 30, 2018, based upon our limited history, our allowance for bad debt is just above bad debt we anticipate will be written off for the year.

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

The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. The Company has incurred losses since inception resulting in an accumulated deficit of $700,748 as of September 30, 2018 that includes loss of $50,327 for the nine months ended September 30, 2018. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient revenue producing contracts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. RELATED PARTIES TRANSACTIONS

At September 30, 2018 and December 31, 2017, the Company has an outstanding payable of $15,000 and $8,646 to Yilaime Corporation (the company controlled by Alton Perkins, the Company’s director), respectively. At September 30, 2018 and December 31, 2017, the Company has an outstanding payable of $48,366 and $6,527 to Americatowne Inc, (the company controlled by Alton Perkins, the Company’s director), respectively. The payables are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand.

The Company paid $22,500 rent expenses to Yilaime Corporation for the nine months ended September 30, 2018 and 2017.

NOTE 5. COMMON STOCK

The Company has 500,000,000, $0.001 par value shares of common stock authorized.

On December 30, 2016, the Company issued 80,000,000 shares to Nationwide Microfinance Limited (“Nationwide”) and 20,000,000 shares to AmericaTowne Inc. in accordance with Joint Venture and Operational Agreement for exchange of Nationwide’s shares. On January 10, 2017, 19,000,000 shares were also issued for this Agreement. Since Nationwide’s shares were not issued on September 30, 2018, the transaction has not been completed and no related accounting entry was booked.

On September 29, 2017, 5,188,989 shares were issued to Yilaime Corporation to retire $103,780 payable.

There were 146,583 shares in reserve account as of September 30, 2018 and December 31, 2017.

NOTE 6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at September 30, 2018 and December 31, 2017 as follows:

	September 30, 2018	December 31, 2017

Deferred tax assets:
Net operating losses	$17,111	$25,506

Total deferred tax assets	17,111	25,506
Less: valuation allowance	(17,111)	(25,506)
Deferred tax assets, net	$—	$—

Reconciliation of Effective Income Tax Rate:

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

Statutory U.S. tax rate	34.00%	34.00%
Less: valuation allowance	(34.00%)	(34.00%)
Effective income tax rate	0%	0%

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

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Our operating results for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Revenue	$-	$-
Cost of Revenues	$-	$-
Operating Expense	$50,327	$61,860

Net Income (Loss)	$(50,327)	$(61,860)

Revenues

During the third quarter of 2018, the Company generated revenue of $0 in revenue compared to $0 in 2017. We can make no assurances that we will find commercial success in any of our revenue generating contracts or endeavors. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the fourth quarter of 2017.

Operating Expenses

Our expenses for the nine months ended September 30, 2018 and 2017 are outlined in the table below:

	Nine Months Ended
	September 30, 2018	September 30, 2017
General and Administrative	$24,385	$22,757
Professional Fees	$25,942	$39,103

Total Operating Expenses	$50,327	$61,860

Our operating expenses are largely attributable to administrative and professional expenses related to our reporting requirements as a public company and implementation of our business plan. This includes the retention of attorneys, accountants, and auditors associated with our reporting obligations under the Securities Exchange Act.

Net Income

As a result of our operations, the Company reported net loss of $50,327 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Working Capital

	September 30, 2018	December 31, 2017
Current Assets	$472	$107
Current Liabilities	$65,866	$15,173

Working Capital (Deficit)	$(65,394)	$(15,066)

Cash Flow

	Nine Months Ended
	September 30, 2018	September 30, 2017
Net Cash Used In Operating Activities	$47,827	$61,860
Net Cash Provided by Financing Activities	$48,193	$61,046

Increase (Decrease) in Cash	$366	$(813)

Cash Used in Operating Activities

Increase in net loss is the main contributing factor for the increase in the cash used in operating activities for the nine months ended September 30, 2018.

Cash Provided by Financing Activities

We received $48,193 and $61,046 from advances from related parties to cover operational costs in the nine months ended September 30, 2018 and 2017, respectively.

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
Date: November __, 2018