Form 10-K
period 2018-12-31
ATI Nationwide Holding Corp.
filed 2019-04-16
CIK 1591387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
(Do not check if a smaller reporting company)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.0001 on December 31, 2018.

As of the most recent practicable date, there were 223,364,475 shares of common stock, par value $.0001, outstanding.

2

Table of Content

Table of Content

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

Table of Content

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

Our recent focus, as set forth below, has been in structuring the Company consistent with a July 5, 2016 Master Joint Venture and Operational Agreement (the “Joint Venture Agreement”) between, at the time, our majority and controlling shareholder – AmericaTowne, Inc., a Delaware corporation, which as a result of a July 31, 2018 merger with ATI Modular Technology Corp., a Nevada corporation, is now known as AmericaTowne Holdings, Inc. AmericaTowne Holdings, Inc. is a publicly reporting company with the United States Securities and Exchange Commission (the “Commission”), and is listed on the OTC Market Place as “ATMO” with a caveat emptor designation. All references in this report to AmericaTowne, Inc. should be cross-referenced to the prior filings of AmericaTowne, Inc. with the Commission, and those of AmericaTowne Holdings, Inc., with the entities defined collectively as “AmericaTowne.”

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

Table of Content

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

Table of Content

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

Business Developments in Fiscal Year 2018

The Company is in the developmental stage and is focusing on finalizing the share issuance to Nationwide. Until the issuance of shares under the Joint Venture Agreement is finalized, the Company’s operations will be minimal.

Table of Content

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

Table of Content

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

Table of Content

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

There is no established public trading market for the Company’s common shares. Prior to October 18, 2016, the Company was incorporated as EXA, Inc. (“EXA”). On October 18, 2016, the Company amended its Articles of Incorporation with the State of Florida to change the name of the Company to ATI Nationwide Holding Corp. The name change was approved by FINRA on June 7, 2017. The Company’s trading symbol is “ATIN.” The symbol is subject to the caveat emptor designation. The potential reasons for this categorization are set forth at www.otcmarkets.com. No specific reason for the designation has been stated by OTC.

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

Table of Content

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

Recent Sales of Unregistered Securities

Within the past year, the Company has not issued any unregistered securities.

There were 146,583 shares in reserve account as of December 31, 2018 and 2017.

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

Table of Content

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

Table of Content

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

Overview

In fiscal year 2018, the Company achieved $nil in revenue. We can make no assurances that we will find commercial success in any of our products. We also rely upon related parties, including AmericaTowne, for financing and revenue. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations for the third quarter of 2017. We intend on relying on AmericaTowne for operational support. If we cannot achieve independent commercial success, we may need to continue to rely on AmericaTowne for support. If AmericaTowne at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

Results of Operations for the Years Ended December 31, 2018 and 2017

Our operating results are summarized as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Revenues	—	$—
Operating Expenses	$61,654	$75,017
Net Loss from Operations	$61,654	$75,017
Other Expenses	—	$—
Net Loss	$61,654	$75,017

Revenues

In 2018, we did not receive any revenue, as compared to the $0 in revenue achieved in 2017. The lack of revenue is attributable to the Company’s lack of operations, pending the completion of the obligations under the Joint Venture Agreement discussed above.

We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the third quarter of 2017.

Table of Content

Operating Expenses

Our expenses for the year ended December 31, 2018 and 2017 are outlined in the table below:

	December 31, 2018	December 31, 2017
General and administrative	$32,230	$30,885
Professional fees	$29,423	$44,132
Total operating expenses	$61,654	$75, 017

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and implementation of our business plan. In 2018 our Operating expenses were $61,654 as compared to $75,017 in 2017.

Net Income

As a result of our operations, for 2018, the Company reported net loss of $61,654. In 2017, our net loss was $75,017.

Liquidity and Capital Resources

Working Capital

	December 31, 2018	December 31, 2017
Current Assets	$127	$107
Current Liabilities	$76,847	$15,173
Working Deficit	$76,720	$15,066

We have a working deficit of $76,720 on December 31, 2018. This is compared to December 31, 2017, when we had a working deficit of $15,066. The increase is due to effectively implementing our initial business plans.

Cash Flow

	December 31, 2018	December 31, 2017
Net cash used in operating activities	$60,654	$75,017
Cash provided by financing activities	$60,674	$74,114
Increase in Cash and Equivalents	$20	$903

Cash Used In by Operating Activities

Compared to 2017, we used $60,654 in case for operating activities. This is an decrease of $14,363 from the same period in 2017. This decrease is attributed to lower operating expenses in 2018.

Table of Content

Cash Provided by Financing Activities

Compared to 2017, our cash provided by financing activities decreased $13,440. The decrease is due to lower advances from related parties in 2018.

As of December 31, 2018, the Company did not have enough cash including receivables to operate its business at the current level for the next twelve months, and relies on additional financing from related parties.

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

Plan of Operation and Cash Requirements

The Company anticipates that its expenses over the next twelve months will be approximately $3,000,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Table of Content

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

Table of Content

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

On December 31, 2018, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 20187 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective. The material weaknesses identified relate to the lack of proper segregation of duties and the lack of sufficient qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to remediate the material weaknesses.

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

Item 9B. Other Information.

Not applicable.

Table of Content

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Alton Perkins	67	Chairman of the Board, Chairman of the Operations and Ethics Committee, Chief Executive Officer, Chief Financial Officer and Secretary
Joseph Edu-Quayson	44	Chairman of the Ghana Committee

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

Table of Content

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

Mr. Edu-Quayson also had a successful career with First Capital Plus Saving and Loans Company as Head of Finance and Accounts. He was instrumental in raising capital to support the private sector in Africa through JP Morgan Chase London during his period with First Capital Plus Saving and Loans Company. He has been the Executive Director for Nationwide Microfinance Limited from 2010 to the present. As Executive Director, Mr. Edu-Quayson has nurtured the growth of Nationwide from inception to its current status as one of the leading Microfinance Companies in Ghana. He is an active member of the Chartered Institute of Management Accountants (CIMA) UK.

Table of Content

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

Table of Content

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

Prior Blank Check Company Experience

Mr. Perkins is the only member of management who has served as an officer or director of a prior blank check company. Mr. Perkins beneficial ownership in AmericaTowne, Inc. and ATI Modular Technology Corp., both now known as AmericaTowne Holdings after a merger (collectively referred to in this Annual Report as AmericaTowne) are set forth in this Annual Report, and in the public filings of the aforementioned public companies.

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

Table of Content

Compensation paid to executives and directors are detailed in the following tables.

Summary Compensation Table

Name and Principle Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alton Perkins (CEO, CFO, Secretary, and Chairman of the Board of Directors)	2016	$-	$-	10,000,000	$-	$-	$-	$-
Joseph Edu-Quayson	2016	$-	$-	9,000,000	$-	$-	$-	$-

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Alton Perkins	10,000,000	40,000,000.005			12/31/2021
Joseph Edu-Quayson	1,000,000	4,000,000.05			12/31/2021

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alton Perkins	$—	$—	$—	$—	$—	$—	$—
Joseph Edu-Quayson	$—	$—	$—	$—	$—	$—	$—

Table of Content

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

Table of Content

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

Item 14.  Principal Accounting Fees and Services.

Yichien Yeh, CPA is the Company’s independent registered public accounting firm. Set below are aggregate fees billed by Yichien Yeh CPA for professional services rendered for the year ended December 31, 2018.

Audit Fees

The fees for the audit services billed and to be billed by Yichien Yeh, CPA for the year ended December 31, 2018 amounted to $13,000.

Audit-Related Fees

None.

Tax Fees

There were no fees billed by Yichien Yeh, CPA for professional services for tax compliance, tax advice, and tax planning for 2018.

All Other Fees

There were no fees billed by Yichien Yeh, CPA for other products and services for 2016.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Table of Content

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

Table of Content

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATI Nationwide Holding Corp.

Dated: April 15, 2018

By: /s/ Alton Perkins Alton Perkins, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), and Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Alton Perkins Alton Perkins	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)	April 15, 2019

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ATI Nationwide Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATI Nationwide Holding Corp. as of December 31, 2018 and 2017, and the related statement of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATI Nationwide Holding Corp. as of December 31, 2018 and 2017, and the results of operations and cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. The Company has incurred accumulated deficit of $712,075 as of December 31, 2018 that includes loss of $61,654 for the year ended December 31, 2018. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA

We have served as the Company’s auditor since 2017.

Oakland Gardens, New York
April XX, 2019

Table of Content

ATI NATIONWIDE HOLDING CORP.
BALANCE SHEETS

	December 31,	December 31,
	2018	2017

Assets

Current assets
Cash and cash equivalents	$127	$107
Total Current Assets	127	107

Total Assets	$127	$107

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$1,000	$—
Due to related party	75,847	15,173
Total Current Liabilities	76,847	15,173

Total Liabilities	76,847	15,173

Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $0.001; 500,000,000 shares authorized; 223,364,475 and 199, 175,486 shares issued and outstanding	104,364	104,364
Common stock reserved	147	147
Additional paid in capital	530,844	530,844
Accumulated deficit	(712,075)	(650,421)
Total stockholders' deficit	(76,720)	(15,066)
Total liabilities and stockholders' deficit	$127	$107

See Notes to Financial Statements

Table of Content

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

Revenue	$—	$—

Operating Expenses
General and Administrative	32,230	30,885
Professional Fees	29,423	44,132
Total Operating Expenses	61,654	75,017

Net Loss from Operation	(61,654)	(75,017)

Other Expenses	—	—

Net Income (Loss) from Operation before Taxes	(61,654)	(75,017)

Provision for Income Taxes	—	—

Net Loss	$(61,654)	$(75,017)

Net Loss per Common Share-Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	223,364,475	218,977,064

 See Notes to Financial Statements

Table of Content

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

			Common	Additional
	Common Stock		Stock	Paid-In	Accmulated
	Shares	Amount	Reserved	Capital	Deficit	Total

Balance, December 31, 2016	99,175,486	$99,175	$147	$432,253	$(575,404)	$(43,829)

Shares issued for conversion of debts	5,188,989	5,189	—	98,591	—	103,780

Net loss for the year ended December 31, 2017	—	—	—	—	(75,017)	(75,017)

Balance, December 31, 2017	104,364,475	$104,364	$147	$530,844	$(650,421)	$(15,066)

Net loss for the year ended December 31, 2018	—	—	—	—	(61,654)	(61,654)

Balance, December 31, 2018	104,364,475	104,364	147	530,844	(712,075)	(76,720)

 See Notes to Financial Statements

Table of Content

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF CASH FLOWS

	December 31,
	2018	2017
Operating Activities
Net loss of the period	$(61,654)	$(75,017)
Change in assets and liabilities
Accounts payable and accrued liabilities	1,000	—
Net cash used in operating activities	(60,654)	(75,017)

Financing Activities
Advances from related party	60,674	74,114
Net cash provided by financing activities	60,674	74,114

Net increase (decrease) in cash and equivalents	20	(903)

Cash and equivalents at beginning of the period	107	1,010
Cash and equivalents at end of the period	$127	$107

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Shares issuance for debt conversion	$—	$103,780

 See Notes to Financial Statements

Table of Content

ATI NATIONWIDE HOLDING CORP.

 Notes to Financial Statements

 NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ATI Nationwide Holding Corp. defined above and herein as the “Company” or the “Issuer,” formerly EXA, Inc., was incorporated under the laws of the State of Florida on September 24, 2001. The Company is a holding company whose purpose is to develop into full-fledged national savings and loan operating in Ghana and elsewhere internationally. As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all of our objective or that we will be able to meet our financing needs to accomplish our objectives.

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

Table of Content

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

Factors considered are the exporter's financial condition, past payment history if any, any conversations with the exporter about the exporter's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable is reasonable as of December 31, 2018, based upon our limited history, our allowance for bad debt is just above bad debt we anticipate will be written off for the year.

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

Earnings per Share

In February 1997, the FASB issued ASC 260, "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15 and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective (inception).

Basic earnings or net loss per share amounts are computed by dividing the net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Table of Content

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

The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. The Company has incurred losses since inception resulting in an accumulated deficit of $712,075 as of December 31, 2018 that includes loss of $61,654 for the year ended December 31, 2018. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient revenue producing contracts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. RELATED PARTIES TRANSACTIONS

At December 31, 2018 and 2017, the Company has an outstanding payable of $22,500 and $8,646 to Yilaime Corporation (the company controlled by Alton Perkins, the Company’s director), respectively. At December 31, 2018 and 2017, the Company has an outstanding payable of $53,348 and $6,527 to AmericaTowne Holdings, Inc. (the company controlled by Alton Perkins, the Company’s director), respectively. The payables are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand.

The Company paid $30,000 rent expenses to Yilaime Corporation for the years ended December 31, 2018 and 2017.

NOTE 5. COMMON STOCK

The Company has 500,000,000, $0.001 par value shares of common stock authorized.

On December 30, 2016, the Company issued 80,000,000 shares to Nationwide Microfinance Limited (“Nationwide”) and 20,000,000 shares to AmericaTowne Inc. in accordance with Joint Venture and Operational Agreement for exchange of Nationwide’s shares. On January 10, 2017, 19,000,000 shares were also issued for this Agreement. Since Nationwide’s shares were not issued on December 31, 2018, the transaction has not been completed and no related accounting entry was booked.

Table of Content

On September 29, 2017, 5,188,989 shares were issued to Yilaime Corporation to retire $103,780 payable.

There were 146,583 shares in reserve account as of December 31, 2018 and 2017.

NOTE 6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The cumulative tax effect at the expected rate of 21% in 2018 and 34% in 2017 of significant items comprising the net deferred tax amount is at December 31, 2018 and 2017 as follows:

	December 31, 2018	December 31, 2017

Deferred tax assets:
Net operating losses	$12,947	$25,506

Total deferred tax assets	12,947	25,506
Less: valuation allowance	(12,947)	(25,506)
Deferred tax assets, net	$—	$—

Reconciliation of Effective Income Tax Rate:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Statutory U.S. tax rate	21.00%	34.00%
Less: valuation allowance	(21.00%)	(34.00%)
Effective income tax rate	0%	0%

Table of Content