Form 10-K/A
period 2018-12-31
ATI Nationwide Holding Corp.
filed 2019-05-06
CIK 1591387

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

2

Table of Content

EXPLANATORY NOTE

 The Company is filing this Amendment to its previously filed Annual Report on Form 10-K filed on April 16, 2019 to date it’s audit report and fix a typographical error in its financial statements.  No material changes have been made to the disclosures in the Annual Report or the financial statements.

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

Dated: May 6, 2018

By: /s/ Alton Perkins Alton Perkins, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), and Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Alton Perkins Alton Perkins	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)	May 6, 2019

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
April 15, 2019

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

See Notes to Financial Statements

Table of Content

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

Revenue	$—	$—

Operating Expenses
General and Administrative	32,230	30,885
Professional Fees	29,423	44,132
Total Operating Expenses	61,654	75,017

Net Loss from Operation	(61,654)	(75,017)

Other Expenses	—	—

Net Loss from Operation before Income Taxes	(61,654)	(75,017)

Provision for Income Taxes	—	—

Net Loss	$(61,654)	$(75,017)

Net Loss per Common Share-Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	223,364,475	218,977,064

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