Form 10-Q
period 2019-03-31
ATI Nationwide Holding Corp.
filed 2019-05-15
CIK 1591387

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

1

Table of Content

Table of Content

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ATI NATIONWIDE HOLDING CORP.
BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$—	$127
Total Current Assets	—	127

Total Assets	$—	$127

Liabilities and Stockholders' Deficit

Current Libilities
Accounts payable and accrued liabilities	$6,750	$1,000
Due to related party	88,693	75,847
Total Current Liabilities	95,443	76,847

Total Liabilities	95,443	76,847

Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $0.001; 500,000,000 shares authorized; 223,364,475 shares issued and outstanding	104,364	104,364
Common stock reserved	147	147
Additional paid in capital	530,844	530,844
Accumulated deficit	(730,798)	(712,075)
Total stockholders' deficit	(95,443)	(76,720)
Total liabilities and stockholders' deficit	$—	$127

See Notes to Financial Statements

Table of Content

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

Revenues	$—	$—

Operating Expenses
General and Administrative	8,237	9,295
Professional Fees	10,486	11,410
Total Operating Expenses	18,723	20,705

Net Loss from Operation	(18,723)	(20,705)

Other Expenses	—	—

Net Loss from Operation before Income Taxes	(18,723)	(20,705)

Provision for Income Taxes	—	—

Net Loss	$(18,723)	$(20,705)

Net Loss per Common Share-Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	223,364,475	223,364,475

 See Notes to Financial Statements

Table of Content

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	Common Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Reserved	Capital	Deficit	Total

Balance, December 31, 2017	104,364,475	$104,364	$147	$530,844	$(650,421)	$(15,066)

Net loss for the three months ended March 31, 2018	—	—	—	—	(20,705)	(20,705)

Balance, March 31, 2018	104,364,475	104,364	147	530,844	(671,126)	(35,771)

Balance, December 31, 2018	104,364,475	$104,364	$147	$530,844	$(712,075)	$(76,720)

Net loss for the three months ended March 31, 2019	—	—	—	—	(18,723)	(18,723)

Balance, March 31, 2019	104,364,475	$104,364	$147	$530,844	$(730,798)	$(95,443)

See Notes to Financial Statements

Table of Content

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

Operating Activities
Net loss of the period	$(18,723)	$(20,705)
Change in assets and liabilities
Accounts payable and accrued liabilities	5,750	5,000
Net cash used in operating activities	(12,973)	(15,705)

Financing Activities
Advances from related party	12,846	16,160
Net cash provided by financing activities	12,846	16,160

Net increase (decrease) in cash and equivalents	(127)	455

Cash and equivalents at beginning of the period	127	107
Cash and equivalents at end of the period	$—	$562

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Shares issuance for debt conversion	$—	$—

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 2018.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Table of Content

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

Table of Content

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

The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. The Company has incurred losses since inception resulting in an accumulated deficit of $730,798 as of March 31, 2019 that includes loss of $18,723 for the three months ended March 31, 2019. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient revenue producing contracts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Table of Content

NOTE 4. RELATED PARTIES TRANSACTIONS

At March 31, 2019 and December 31, 2018, the Company has an outstanding payable of $29,741 and $22,500 to Yilaime Corporation (the company controlled by Alton Perkins, the Company’s director), respectively. At March 31, 2019 and December 31, 2018, the Company has an outstanding payable of $58,952 and $53,348 to Americatowne Inc, (the company controlled by Alton Perkins, the Company’s director), respectively. The payables are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand.

The Company paid $7,500 rent expenses to Yilaime Corporation for the three months ended March 31, 2019 and 2018.

NOTE 5. COMMON STOCK

The Company has 500,000,000, $0.001 par value shares of common stock authorized.

On December 30, 2016, the Company issued 80,000,000 shares to Nationwide Microfinance Limited (“Nationwide”) and 20,000,000 share to AmericaTowne Inc. in accordance with Joint Venture and Operational Agreement for exchange of Nationwide’s shares. On January 10, 2017, 19,000,000 shares were also issued for this Agreement. Since Nationwide’s shares were not issued on March 31, 2019, the transaction has not been completed and no related accounting entry was booked.

There were 146,583 shares in reserve account as of March 31, 2019 and December 31, 2018.

NOTE 6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The cumulative tax effect at the expected rate of 21% of significant items comprising the net deferred tax amount is at March 31, 2019 and December 31, 2018 as follows:

	March 31, 2019	December 3, 2018

Deferred tax assets:
Net operating losses	$3,932	$12,947

Total deferred tax assets	3,932	12,947
Less: valuation allowance	(3,932)	(12,947)
Deferred tax assets, net	$—	$—

Reconciliation of Effective Income Tax Rate

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Statutory U.S. tax rate	21.00%	21.00%
Less: valuation allowance	(21.00%)	(21.00%)
Effective income tax rate	0%	0%

Table of Content

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

Table of Content

General Description of Business

The Company was organized consistent with the Joint Venture Agreement and First Amendment between our majority and controlling shareholder—AmericaTowne Holdings, Inc., a Nevada corporation, the successor-by-merger of AmericaTowne, Inc., a Delaware Corporation (“AmericaTowne”), a reporting company with the United States Securities and Exchange Commission (the “Commission”)—and Nationwide Microfinance Limited, a Ghanaian corporation (“Nationwide”). The Joint Venture Agreement was disclosed on AmericaTowne’s Form 8-K dated July 14, 2016 and was subsequently amended on December 19, 2016 (the “First Amendment”).

The Company is a holding company whose purpose is to develop into full-fledged national savings and loan operating in Ghana and elsewhere internationally. The Company is exploring other business opportunities, such as microfinancing, in countries around the world. More specifically, at this time, the Board of Directors, and two subcommittees – Operations and Ethics Subcommittee and the Ghana Committee are focused on (a) facilitating the filing of the Company’s registration statement on Form 10 with the Commission, (b) evaluating operational synergies between Nationwide and the Company in the Company offering similar microfinance products of Nationwide in the United States and potentially other locations through the Company, (c) supporting the development of a microfinance business assisting small businesses, entrepreneurs and individuals, (d) identifying trade and business opportunities in Ghana, and (e) exploring potential business combinations with other entities providing the same or similar products as Nationwide. There are no definitive plans to expand the Company’s objectives, however management will continue to analyze the market to determine how the Company can achieve success in this competitive industry. As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all of our objective or that we will be able to meet our financing needs to accomplish our objectives.

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

Over the following twelve (12) months of operations, we anticipate incurring costs related to the filing of Exchange Act reports and in furthering our business objectives. We anticipate that these costs may be in the range of $10,000 to $20,000, and that we will be able to meet these costs as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the filing of this Quarterly Report, the Company has not received loans from its management or investors in the fiscal year of 2019. However, in the first three months of 2019, it has received $12,846 in advances from related parties. AmericaTowne will continue providing advances to the Company to cover operational costs while the Company develops its business operations. The Company and AmericaTowne have not entered into a written agreement regarding AmericaTowne’s future advances

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Fiscal Year

Our fiscal year ends on December 31.

Table of Content

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Our operating results for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018

Revenues	$—	$—
Cost of Revenues	$—	$—
Operating Expense	$18,723	$20,705

Net Loss	$18,723	$20,705

Revenues

During the first quarter of 2019, the Company generated revenue of $0 in revenue compared to $0 in 2018. We can make no assurances that we will find commercial success in any of our revenue generating contracts or endeavors. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the fourth quarter of 2017.

Operating Expenses

Our expenses for the three months ended March 31, 2019 and 2018 are outlined in the table below:

	Three Months Ended March 31,
	2019	2018

General and Administrative	$8,237	$9,295
Professional Fees	$10,486	$11,410

Total Operating Expenses	$18,723	$20,705

Our operating expenses are largely attributable to administrative and professional expenses related to our reporting requirements as a public company and implementation of our business plan. This includes the retention of attorneys, accountants, and auditors associated with our reporting obligations under the Securities Exchange Act.

Net Loss

As a result of our operations, the Company reported net loss of $18,723 for the first quarter of 2019.

Table of Content

Liquidity and Capital Resources

Working Capital

	March 31, 2019	December 31, 2018
Current Assets	$—	$127
Current Liabilities	$95,443	$76,847

Working Deficit	$95,443	$76,720

Cash Flow

	Three Months Ended
	March 31, 2019	March 31, 2018
Net Cash Used in Operating Activities	$12,973	$15,705
Net Cash Provided by Financing Activities	$12,846	$16,160

Increase (Decrease) in Cash	$(127)	$455

Cash Used in Operating Activities

Decrease in net loss was a main contributing factor for the decrease in the cash used in operating activities for the three months ended March 31, 2019.

Cash Provided by Financing Activities

We received $12,846 and $16,160 from advances from related parties to cover operational costs in the three months ended March 31, 2019 and 2018, respectively.

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

Table of Content

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

Table of Content

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2019, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of March 31, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm’s disclosure controls and procedures were not effective as of March 31, 2019.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2019, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: May 15, 2019		ATI NATIONWIDE HOLDING CORP.

/s/Alton Perkins
	By:	Alton Perkins
	Its:	Chairman of the Board, Chief Executive Officer, Chief Financial Officer

Table of Content