Form 10-Q/A
period 2019-03-31
ATI Nationwide Holding Corp.
filed 2019-05-20
CIK 1591387

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

1

Table of Content

EXPLANATORY NOTE

The Company is filing this Amendment to its previously filed Quarterly Report on Form 10-Q filed on May 15, 2019 to fix typographical errors in its Table of Contents.  No material changes have been made to the disclosures in the Quarterly Report or the financial statements.

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

Date: May 20, 2019		ATI NATIONWIDE HOLDING CORP.

/s/Alton Perkins
	By:	Alton Perkins
	Its:	Chairman of the Board, Chief Executive Officer, Chief Financial Officer

Table of Content