Form 10-Q
period 2019-09-30
ATI Nationwide Holding Corp.
filed 2019-11-04
CIK 1591387

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging Growth company [X]

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

1

Item 1. Financial Statements

ATI NATIONWIDE HOLDING CORP.
BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)

Current assets
Cash and cash equivalents	$1,286	$127
Total Current Assets	1,286	127

Total Assets	$1,286	$127

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$—	$1,000
Due to related party	18,902	75,847
Total Current Liabilities	18,902	76,847

Total Liabilities	18,902	76,847

Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $0.001; 500,000,000 shares authorized;
244,835,075 and 223,364,475 shares issued and outstanding	125,835	104,364
Common stock reserved	147	147
Additional paid in capital	616,726	530,844
Accumulated deficit	(760,324)	(712,075)
Total stockholders' deficit	(17,616)	(76,720)
Total liabilities and stockholders' deficit	$1,286	$127

See Notes to Financial Statements
3

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018

Revenue	$—	$—	$—	$—

Operating Expenses
General and Administrative	7,732	7,545	23,343	24,385
Professional Fees	4,024	6,525	24,906	25,942
Total Operating Expenses	11,756	14,070	48,249	50,327

Net Loss from Operation	(11,756)	(14,070)	(48,249)	(50,327)

Other Expenses	—	—	—	—

Net Loss from Operation before Income Taxes	(11,756)	(14,070)	(48,249)	(50,327)

Provision for Income Taxes	—	—	—	—

Net Loss	$(11,756)	$(14,070)	$(48,249)	$(50,327)

Net Loss per Common Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	244,835,075	223,364,475	234,925,567	223,364,475

See Notes to Financial Statements

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Reserved	Capital	Deficit	Total

Balance, December 31, 2017	104,364,475	$104,364	$147	$530,844	$(650,421)	$(15,066)

Net loss for the six months ended June 30, 2018	—	—	—	—	(36,257)	(36,257)

Balance, June 30, 2018	104,364,475	104,364	147	530,844	(686,678)	(51,323)

Net loss for the three months ended September 30, 2018	—	—	—	—	(14,070)	(14,070.00)

Balance, September 30, 2018	104,364,475	$104,364	$147	$530,844	$(700,748)	$(65,393)

Balance, December 31, 2018	104,364,475	$104,364	$147	$530,844	$(712,075)	$(76,720)

Shares issued to extinguish payables	21,470,600	21,471	—	85,882	—	107,353

Net loss for the six months ended June 30, 2019	—	—	—	—	(36,493)	(36,493)

Balance, June 30, 2019	125,835,075	$125,835	$147	$616,726	$(748,568)	$(5,860)

Net loss for the three months ended September 30, 2019	—	—	—	—	(11,756)	(11,756)

Balance, September 30, 2019	125,835,075	$125,835	$147	$616,726	$(760,324)	$(17,616)

See Notes to Financial Statements
5

ATI NATIONWIDE HOLDING CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended
	September 30
	2019	2018
Operating Activities
Net loss of the period	$(48,249)	$(50,327)
Change in assets and liabilities
Accounts payable and accrued liabilities	(1,000)	2,500
Net cash used in operating activities	(49,249)	(47,827)

Financing Activities
Advances from related party	50,408	48,193
Net cash provided by financing activities	50,408	48,193

Net increase (decrease) in cash and equivalents	1,159	366

Cash and equivalents at beginning of the period	127	107
Cash and equivalents at end of the period	$1,286	$473

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Shares issuance for debt conversion	$—	$—

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

Factors considered are the exporter's financial condition, past payment history if any, any conversations with the exporter about the exporter's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable are reasonable as of September 30, 2019, based upon our limited history, our allowance for bad debt is just above bad debt we anticipate will be written off for the year.

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

The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. The Company has incurred losses since inception resulting in an accumulated deficit of $760,324 as of September 30, 2019 that includes loss of $48,249 for the nine months ended September 30, 2019. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient revenue producing contracts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. RELATED PARTIES TRANSACTIONS

At September 30, 2019 and December 31, 2018, the Company has an outstanding payable of $7,591 and $22,500 to Yilaime Corporation (the company controlled by Alton Perkins, the Company’s director), respectively. At September 30, 2019 and December 31, 2018, the Company has an outstanding payable of $11,310 and $53,348 to Americatowne Inc, (the company controlled by Alton Perkins, the Company’s director), respectively. The payables are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand.

The Company paid $22,500 rent expenses to Yilaime Corporation for the nine months ended September 30, 2019 and 2018.

NOTE 5. COMMON STOCK

The Company has 500,000,000, $0.001 par value shares of common stock authorized.

On December 30, 2016, the Company issued 80,000,000 shares to Nationwide Microfinance Limited (“Nationwide”) and 20,000,000 share to AmericaTowne Inc. in accordance with Joint Venture and Operational Agreement for exchange of Nationwide’s shares. On January 10, 2017, 19,000,000 shares were also issued for this Agreement. Since Nationwide’s shares were not issued on September 30 2019, the transaction has not been completed and no related accounting entry was booked.

On June 7, 2019, the Company issue 21,470,600 shares to extinguish $107,353 payables to Yilaime Corporation

There were 146,583 shares in reserve account as of September 30, 2019 and December 31, 2018.

NOTE 6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The cumulative tax effect at the expected rate of 21% of significant items comprising the net deferred tax amount is at September 30, 2019 and December 31, 2018 as follows:

	September 30, 2019	December 31, 2018
Deferred tax assets:
Net operating losses	$10,132	$12,947

Total deferred tax assets	10,132	12,947
Less: valuation allowance	(10,132)	(12,947)
Deferred tax assets, net	$—	$—
Reconciliation of Effective Income Tax Rate
	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018

Statutory U.S. tax rate	21.00%	21.00%
Less: valuation allowance	(21.00%)	(21.00%)
Effective income tax rate	0%	0%

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

Over the following twelve (12) months of operations, we anticipate incurring costs related to the filing of Exchange Act reports and in furthering our business objectives. We anticipate that these costs may be in the range of $10,000 to $20,000, and that we will be able to meet these costs as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the filing of this Quarterly Report, the Company has not received loans from its management or investors in the fiscal year of 2019. However, in the first three quarters of 2019, it has received $50,408 in advances from related parties. AmericaTowne will continue providing advances to the Company to cover operational costs while the Company develops its business operations. The Company and AmericaTowne have not entered into a written agreement regarding AmericaTowne’s future advances

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Fiscal Year

Our fiscal year ends on December 31.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Our operating results for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Revenue	$—	$—
Cost of Revenues	$—	$—
Operating Expense	$48,249	$50,327
Net Loss	$48,249	$50,327

Revenues

During the third quarter of 2019, the Company generated revenue of $0 in revenue compared to $0 in 2018. We can make no assurances that we will find commercial success in any of our revenue generating contracts or endeavors. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the fourth quarter of 2017.

Operating Expenses

Our expenses for the nine months ended September 30, 2019 and 2018 are outlined in the table below:

	Nine Months Ended
	September 30, 2019	September 30, 2018
General and Administrative	$23,343	$24,385
Professional Fees	$24,906	$25,942
Total Operating Expenses	$48,249	$50,327

Our operating expenses are largely attributable to administrative and professional expenses related to our reporting requirements as a public company and implementation of our business plan. This includes the retention of attorneys, accountants, and auditors associated with our reporting obligations under the Securities Exchange Act.

Net Loss

As a result of our operations, the Company reported net loss of $48,249 for the third quarter of 2019.

Liquidity and Capital Resources

Working Capital

	September 30, 2019 (Unaudited)	December 31, 2018
Current Assets	$1,286	$127
Current Liabilities	$18,902	$76,847
Working Deficit	$17,616	$76,720
14

 Cash Flow

	Nine Months Ended
	September 30, 2019	September 30, 2018
Net Cash Used In Operating Activities	$49,249	$47,827
Net Cash Provided by Financing Activities	$50,408	$48,193
Increase in Cash	$1,159	$366

Cash Used in Operating Activities

Decrease in accounts payable and accrued liabilities was a main contributing factor for the increase in the cash used in operating activities for the nine months ended September 30, 2019.

Cash Provided by Financing Activities

We received $50,408 and $48,193 from advances from related parties to cover operational costs in the nine months ended September 30, 2019 and 2018, respectively.

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

As described in Basis of Presentation in this Third Quarterly Report for fiscal year 2019, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of September 30, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm’s disclosure controls and procedures were not effective as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 4, 2019

